Form 10-K
period 2023-12-31
CNB FINANCIAL CORP/PA
filed 2024-03-07
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $349,396,611
The number of shares outstanding of the registrant’s common stock as of March 6, 2024: 21,024,812 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be held on April 16, 2024 are incorporated by reference into Part III of this report.

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

CNB Bank

The Bank was originally chartered as a national bank in 1934 and is now a Pennsylvania-chartered bank. The CNB Bank franchise operates nineteen full-service branch locations in Central and North Central Pennsylvania.

ERIEBANK, a division of the Bank, began operations in 2005. In July 2016, the Corporation acquired Lake National Bank, which operated two full-service branches in Mentor, Ohio, approximately 20 miles east of Cleveland, Ohio. The Bank continues to operate one of these branch locations within its ERIEBANK franchise, with the other location ceasing operations in August 2020. In January 2020, the Corporation established a loan production office ("LPO") in Cleveland, Ohio. This LPO operated within the ERIEBANK division as of December 31, 2021 and has subsequently closed. In conjunction with the closing of the LPO, the Corporation opened a full-service branch in Cleveland, Ohio. The Bank currently operates twelve full-service branch locations within its ERIEBANK franchise, a division of the Bank, with its headquarters in Erie, Pennsylvania.

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

In 2021, the Bank received regulatory approval to conduct business in the state of Virginia as Ridge View Bank, a division of the Bank. The Bank currently operates two full-serve branch locations and one LPO in Southwest Virginia.

In 2023, the Bank launched Impressia Bank, a full-service banking division dedicated to the professional and financial development and advancement of women business owners and women leaders. This women-focused commercial bank operates within the existing geographic footprint of each of CNB Bank’s other divisions and also has an online presence.

The Bank had two loan production offices, one drive-up office, one mobile office, and 51 full-service branch offices located in various communities in its market area at December 31, 2023. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, and Roanoke. Impressia Bank, a division of the Bank, operates in the Bank’s primary market areas.

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

Holiday Financial Services Corporation

In 2005, the Corporation entered the consumer discount loan and finance business, which is conducted through Holiday, a wholly-owned subsidiary. Holiday currently has nine offices within the Corporation’s market area.

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

Supervision and Regulation

The Corporation is a bank holding company that has elected financial holding company status, and the Bank is a Pennsylvania state-chartered bank that is not a member of the Federal Reserve System. Accordingly, the Corporation is subject to the oversight of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Pennsylvania Department of Banking and is regulated under the BHC Act, and the Bank is subject to the oversight of the Pennsylvania Department of Banking and Federal Deposit Insurance Corporation ("FDIC"), as its primary federal regulator. The Corporation and the Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer financial protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Consumer Financial Protection Bureau ("CFPB") is authorized to write additional rules on consumer financial products and services which could affect the operations of the Bank and Holiday. In addition to the impact of regulation, commercial banks are significantly affected by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

Bank Holding Company Regulation

As a bank holding company that controls a Pennsylvania state-chartered bank, the Corporation is subject to regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. We are required to file with the Federal Reserve Board an annual report and such additional information and submissions as the Federal Reserve Board may require pursuant to the BHC Act, and applicable regulations. For instance, the BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of any class of voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Corporation may only engage in, or own companies that engage in, activities deemed by the Federal Reserve Board to be permissible for bank holding companies or financial holding companies. Activities permissible for bank holding companies include those that are so closely related to banking or managing or controlling banks as to be a proper incident thereto. Activities for financial holding companies include those that are "so closely related to banking as to be a proper incident thereto" as well as certain additional activities deemed "financial in nature or incidental to such financial activity" or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of the banking organization or the financial system.

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

Source of Strength Doctrine

Under Section 616 of the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that a bank holding company must also serve as a source of managerial strength to its subsidiary banks, and a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of the Federal Reserve Board regulations, or both. This doctrine is commonly known as the "source of strength" doctrine.

Identity Theft

The Fair Credit Reporting Act’s Red Flags Rule requires financial institutions with covered accounts (e.g., consumer bank accounts and loans) to develop, implement, and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such as inconsistencies in personal information or changes in account activity.

Capital Adequacy

The Capital Rules adopted in 2013 by the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency ("OCC") generally implement the Basel Committee on Banking Supervision’s capital framework, referred to as Basel III, for strengthening international capital standards. The Capital Rules revise the definitions and components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of assets.

The Capital Rules: (i) include “Common Equity Tier 1” (“CET1”) and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including the Corporation, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for allowance for credit losses, in each case, subject to the Capital Rules’ specific requirements.

Pursuant to the Capital Rules, effective January 1, 2015, the minimum capital ratios are as follows:

•4.5% CET1 to risk-weighted assets;
•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (called “leverage ratio”).

The Capital Rules also include a “capital conservation buffer,” composed entirely of CET1, in addition to these minimum risk-weighted asset ratios (which are each of the first three ratios described above, but not the leverage ratio). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not hold the requisite capital conservation buffer will face constraints on dividends, capital instrument repurchases, interest payments on capital instruments and discretionary bonus payments based on the amount of the shortfall. Thus, the capital standards applicable to the Corporation include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 above certain thresholds. In July 2019, the OCC, the Federal Reserve Board and the FDIC adopted a final rule intended to simplify the Capital Rules described above for non-advanced approaches rule institutions, including provisions related to these deductions and adjustments. Institutions were required to implement the provisions of the simplification rule by April 1, 2020.

The Capital Rules also permit most banking organizations to retain, through a one-time permanent election, the capital treatment that existed before the 2013 Capital Rules were issued for accumulated other comprehensive income. The Corporation made the one-time permanent election to retain the previous capital treatment for accumulated other comprehensive income.

The Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, although bank holding companies that had total consolidated assets of less than $15 billion at December 31, 2009 may include trust preferred securities issued prior to May 19, 2010 as a component of Tier 1 capital.

In September 2019, the OCC, the Federal Reserve Board and the FDIC adopted a final rule that is intended to further simplify the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) greater than 9%, we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for prompt corrective action purposes. To date, we have not opted in to this community bank leverage ratio framework.

Dividend Restrictions

The Corporation is a legal entity separate and distinct from the Bank. Declaration and payment of cash dividends by the Corporation depends upon cash dividend payments to the Corporation by the Bank, which is our primary source of revenue and cash flow.

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

At December 31, 2023, the Bank qualified as "well capitalized" under applicable regulatory capital standards.

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

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 ("CRA"), the FDIC is required to assess the record of all financial institutions it supervises to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. The Bank received a CRA rating of "Satisfactory" at its most recent CRA exam. The FDIC, along with other federal bank regulators, published in October 2023 substantially updated regulations regarding CRA, which will become effective on April 1, 2024, with various phase-in periods.

Restrictions on Transactions with Affiliates and Insiders

The Bank is subject to the restrictions of Sections 23A and 23B of the Federal Reserve Act and the implementing Regulation W. The Bank's "affiliates" for purposes of these sections include, among other potential entities, the Corporation and its direct subsidiaries. Section 23A requires that loans or extensions of credit by the Bank to an affiliate, purchases by the Bank of securities issued by an affiliate, purchases by the Bank of assets from an affiliate (except as may be exempted by order or regulation), the Bank’s acceptance of securities or debt obligations issued by an affiliate as collateral for a loan or extension of the credit to a third party, the Bank’s acceptance of a guarantee or letter of credit on behalf of an affiliate, a transaction with an affiliate involving the borrowing or lending of securities to the extent the transaction causes the Bank to have credit exposure to the affiliate, and a derivative transaction with an affiliate, to the extent the Bank will have credit exposure to the affiliate (collectively, "Covered Transactions") be on terms and conditions consistent with safe and sound banking practices. Section 23A also imposes various qualitative and quantitative requirements and restrictions on Covered Transactions and imposes collateralization and other requirements on certain of these transactions. Section 23B requires that all Covered Transactions and certain other transactions, including the sale of securities or other assets by the Bank to an affiliate and the payment of money or the furnishing of services by the Bank to an affiliate, be on terms comparable to those prevailing for similar transactions with nonaffiliates.

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

In November 2023, the FDIC announced a special assessment on all insured depository institutions with more than $5 billion in total assets, including the Bank, in order to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The special assessment will be collected beginning with the first quarterly assessment period of 2024. The assessment base for the special assessment is equal to an insured depository institution’s ("IDI’s") estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, applicable either to the IDI, if an IDI is not a subsidiary of a holding company, or at the banking organization level, to the extent that an IDI is part of a holding company with one or more subsidiary IDIs.

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

Incentive Compensation

The Dodd-Frank Act requires the federal banking agencies and the Securities and Exchange Commission (the "SEC") to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Corporation and the Bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016. The regulations have not yet been finalized, but it is expected that this rulemaking will be a priority in 2024. If the regulations are adopted in the form initially proposed or a similar form, they will restrict the manner in which executive compensation is structured.

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

Human Capital

As of December 31, 2023, the Corporation had a total of 801 employees, of which 765 were full time and 36 were part time.

The Corporation respects and values the responsibilities of the Corporation to be reasonably environmentally considerate, socially responsible including avoiding discrimination of any investors, customers, and employees by promoting an increasingly diverse and inclusive profile in our company, reflective of the communities we serve. In addition to the above-described Board attributes, the Corporation emphasizes relevant governance principles in strategic planning, human capital management and leadership development (which includes recruiting and retaining employees), and vendor management, as relationships with third parties represent critical connections to and extensions of the values and operating principles of the Corporation and Board.

Strategic Planning and Related Training

The Corporation has established a formal Strategic Plan, and the framework of the Strategic Plan considers the core values and principles that have been fundamental to the Corporation's long-term success. These attributes include respect, integrity, accountability, leadership, professionalism, collaboration, client-focused, innovation, inclusion, and volunteerism. In establishing these core values and principles as the foundation upon which all other strategic objectives are anchored, the Corporation seeks to further develop and sustain a corporate culture with sensitivity to the entirety of the Corporation’s business and demographic footprint and environment in which it operates. The differences among the Board and employees, and its customers and community members, are respected and embraced to drive innovative products, services, and solutions that effectively meet the variety of needs among the Corporation’s diverse group of stakeholders.

To ensure that the core values and corporate responsibility principles are understood, implemented, and demonstrated by the Corporation’s employee team on a sustained basis, the Corporation developed comprehensive communication processes and a training curriculum which was rolled out to all employees, including establishing a committee focused on ensuring diversity, equity, and inclusion issues are considered in our employee activities. Our employee resources include a certified diversity and inclusion trainer, and external training courses. Employee experience committees were also formed in 2022 to explore and evaluate how various diversity, equity and inclusion ("DEI") topics impact our employees and how we can better address them. The Corporation conducted a company-wide survey on DEI to monitor progress and solicit feedback. The results of this survey were utilized to develop areas of focus for 2023.

Diversity, Equity and Inclusion Committee

The Bank's Diversity, Equity and Inclusion Committee ("DEI Committee") plays a crucial role in providing a platform for employee members from underrepresented groups and their allies to have their voices heard, promote education and availability of resources, ensure fair representation, and contribute ideas for consideration by the Bank’s key decision-makers. The input to Senior Management from the DEI Committee, which generally meets monthly or more frequently as warranted, includes initiatives to address the unique challenges and opportunities faced by underrepresented groups. The DEI Committee reviews policies, practices, and procedures to identify and eliminate potentially discriminatory practices, potential bias, and inequality. The DEI Committee works toward promoting a culture of nondiscrimination and inclusion within the Bank, fostering a sense of belonging for employees from diverse backgrounds. In 2023, the Bank further demonstrated its continuing commitment to its organizational culture by establishing two employee resource groups ("ERGs") – "Bankers with Pride" and "CNB in Color". These ERGs provide a safe and inclusive space while fostering a culture that promotes diversity and acceptance. CNB in Color is an ERG focused on supporting employees from Black, Indigenous, and People of Color (BIPOC) communities, while Bankers with Pride is aimed at supporting employees who identify with the LGBTQIA+ community. The ERGs supplement the efforts of the Bank’s DEI Committee, helping to ensure representation, equity, and fairness for all employees, irrespective of their gender, identity, racial or ethnic background. Currently, there are 58 employees involved in DEI initiatives with the Bank through the DEI Committee and ERGs.

Human Capital Management and Leadership Development

The Corporation seeks to recognize the unique contribution each employee brings to the Corporation, and the Corporation is fully committed to supporting a workplace that understands, accepts and values the similarities and differences between individuals. The Corporation’s key human capital management objectives are to recruit, hire, develop and promote a deeply experienced and diverse employee team, supplemented by similarly inclusive and diversity-focused third-party vendors, that collectively translate into a strong workforce committed to fostering, promoting, and preserving the entire spectrum of our communities and culture, while successfully executing our business strategies and demonstrating our corporate values. To support these objectives, the Corporation’s Employee Experience processes and programs are designed and operated to:

•Attract and develop talented employees across the spectrum of professional experience, life experience, socio-economic background, gender, race, religion, skill set, and geographic representation;
•Prepare all members of our team for critical roles and leadership positions both now and the future, in serving as employees and valuable community members;
•Reward and support employees fairly and without discrimination based on successful performance and through competitive pay and benefit programs;
•Enhance the Corporation’s culture through efforts to better understand, foster, promote, and preserve a culture of diversity and inclusion; and
•Evolve and invest in technology, tools, and resources to better support employees of varying skills and backgrounds at work.

Among the means the Corporation uses to monitor its performance in employee experience and management, the Corporation takes recurring management and employee demographic measurements and engagement surveys, and utilize the results to identify progress made, as well as areas in need of more attention, in improving the effectiveness of its leadership development and workforce profile, and personnel management practices.

A critical measure is realizing increasing diversity in the Corporation's senior leadership positions, as those members of the Corporation’s management have greater ability to demonstrate their professional skills and experience, effectuate sustained change in the composition of its team, and provide the Corporation with their important financial services expertise to ensure The Corporation benefits from the relevant involvement of all groups within the spectrum of its workforce and communities. The Corporation is proud of the diversity it has achieved within the Corporation’s senior leadership team, which is comprised of 19 individuals, of which 58% are female or members of underrepresented minority groups.

Overall, the Corporation’s workforce is 66% female and 34% male, as reported by those who self-identified. In addition, 14% of the Corporation’s workforce self-identified as a member of an underrepresented minority group. The Corporation identifies its underrepresented minority groups as those including individuals who self-identify as an ethnicity other than white, LGBTQ+, or are a military veteran or active military reservist.

As a result of broadening the Corporation's recruitment efforts to increase the diversity of its teams, for the year ended December 31, 2023, 33 people out of 167 total hires for the Corporation identified as being from an underrepresented group. The Corporation's efforts to identify qualified candidates from underrepresented minority group has allowed the Corporation to continue to improve its overall diversity workforce profile, as the Corporation's regional banks’ employee teams are moving towards better alignment with the overall demographics of the respective communities they serve.

Community Involvement and Social Impacts

The Corporation serves as a cornerstone institution of both financial support and community service in the markets in which we serve. The Corporation is committed to strengthening these communities through the active volunteering of its employees. The Corporation’s employees actively participate in their local communities through volunteer activities in education, economic development, human and health services, and community reinvestment. During 2023, employees donated 22,486 hours in support of more than a thousand organizations, with 77% of employees actively participating. Additionally, there were approximately $1.1 million in donations to community organizations and events within the communities the Corporation serves. Notably, in 2023, the Corporation’s Martin Luther King, Jr. “Take the Day On” efforts resulted in 158 employees donating 503 hours of their time across the communities the Corporation serves. Employees collected donations and delivered them to local organizations in need during this national day of service, which typically serves as a bank holiday.

Throughout its history, the Corporation has focused on strengthening the communities it serves. The Corporation accomplishes this by promoting economic development through investments in community-strengthening initiatives, such as affordable housing and revitalization efforts. As of December 31, 2023, the Corporation’s investment in affordable housing totaled approximately $8.2 million, with an additional investment commitment of approximately $800 thousand, and $2.5 million invested in the Erie Downtown Development Corporation, which is focused on revitalization efforts in downtown Erie, Pennsylvania.

The Corporation expanded its efforts surrounding its financial literacy outreach in 2023, conducting six Financial Reality Fairs in various regions throughout the footprint the Corporation serves. The fairs included eleven high schools and almost 1,500 students. One hundred and sixteen employees donated over 1,428 hours of volunteer time and leveraged partnerships with thirty-one community organizations. The Corporation's employees and community volunteers not only shared their real-life knowledge of budgeting, but also provided additional financial education after the events. In addition to the fairs, employees participated in 243 other financial literacy events ranging from basic community banking sessions to school presentations. Employees contributed 1,263 hours of their time to participate in the Corporation’s financial literacy program. Further, the Corporation sponsored elementary and secondary banking curriculum materials donating approximately $25 thousand to provide 9,206 student workbooks, along with teacher guides and complimentary digital programs. Additionally, the Corporation provided $400 thousand in Educational Improvement Tax Credit Program scholarships, and approximately $24 thousand in academic scholarships in service to the communities in which it operates. New in 2023, the Corporation had the opportunity to educate its clients and employees on financial literacy topics during Financial Literacy Month through an interactive trivia contest and social media. Further, the Corporation offered a virtual summer financial literacy series, reaching each of its geographic markets on topics such as budgeting, credit, fraud, and basic investing. The Corporation also launched a virtual first-time home buyer series to teach the financial basics of buying your first home. All external sessions were made available to employees.

The Corporation continued to focus on increasing its outreach to those who have been traditionally underserved by the financial institution industry. Examples of some the Corporation’s key recent initiatives are outlined below.

Impressia Bank (“Impressia”) launched in May 2023 and is the sixth bank division of the Bank, and is dedicated to the professional and financial development and advancement of women business owners and leaders. Impressia's digital-centric approach is complemented by regional relationship managers and support managers, as well as specialized services such as SBA and grant advisory services, treasury management, wealth management, and private banking. Impressia is headquartered out of Buffalo, New York, with direct representation in the Corporation's market offices in Columbus and Cleveland, Ohio, and Erie and State College, Pennsylvania. As part of the CNB Bank family of banks, Impressia clients have access to more than 51 full-service offices throughout Pennsylvania, Ohio, New York, and Virginia. Built from the ground up by a Steering Committee of experts in financial services and entrepreneurship, a key element of Impressia’s mission is to close the gender gap in funding support and full access to banking services for women. Impressia provides clients with innovative resources and redefines the banker/client relationship. Impressia’s sophisticated suite of products and services helps women to navigate the complex landscape of business financing, which traditionally favored male entrepreneurs and often overlooked the unique circumstances and requirements of women-owned businesses. By empowering women in business, it is the goal of Impressia Bank to unleash a significant source of untapped potential, fostering innovation, entrepreneurship, and economic stability in the process.

BankOnWheels, which began services in the fourth quarter of 2022, is an innovative new banking experience, making full-service banking accessible to more consumers and small businesses, particularly those in underserved communities, through a banking unit built on a mobile-home-like commercial trucking chassis. The first of its kind operated by any financial institution in Western New York, BankOnWheels is a full-service, yet fully mobile bank branch, which will enable the Bank to deliver essential banking services to communities with little or no access to such services today. The BankOnWheels rotates between four locations in the cities of Buffalo and Niagara Falls, which are located in communities underserved by banks.

In May 2023, CNB Bank announced the launch of the At-Ease Program, a customized suite of products and solutions designed specifically for veterans and active members of the armed forces and their families. The At-Ease program is a testament to the Bank's commitment to the men and women who have served and continue to serve. Designed to make banking easier and more convenient for those who have served, the At-Ease program includes a variety of benefits for veterans, members of the armed forces, and their families. These benefits include international transaction fees refunded, waived out-of-network ATM, currency exchange, and international statement fees, as well as free cashier's checks and money orders, and mobile and online banking.

In February 2024, ERIEBANK, a division of the Bank, broke ground on a new community banking office and financial education center on Parade Street in Erie, Pennsylvania as part of the ongoing revitalization effort led by Erie’s East Side Renaissance organization. Once this new office is completed, ERIEBANK employees will bring financial education and accessible banking to the community in an ongoing effort to bring needed resources to the area. In support of this endeavor, ERIEBANK has formed a community advisory committee, comprised of local stakeholders who are working in partnership with ERIEBANK to ensure that the financial and educational needs of the community are being met.

Available Information

The Corporation makes available free of charge on its website (www.cnbbank.bank) its Annual Report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after it electronically files such material with, or furnishes it to, the SEC. Information on the Corporation’s website is not incorporated by reference into this report.

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

The Corporation’s financial condition and results of operations are impacted by global markets and economic conditions over which the Corporation has no control. Inflation has significantly increased since the start of 2021 and continues to remain at elevated levels compared to recent years prior to 2021, which has led to increased costs for businesses and consumers. An economic downturn or recession, including deterioration in the economic conditions in the U.S., or a slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition or results of operations. Poor economic conditions have in the past adversely affected, and may in the future affect, the demand for the Corporation’s products, the creditworthiness of the Corporation’s borrowers and the value of the Corporation’s investment securities and other interest-earning assets. In particular, the Corporation may face the following risks in connection with the economic or market environment:

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

The Bank’s primary source of funding is customer deposits, gathered throughout its network of banking offices. Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (the "FHLB") of Pittsburgh, of which the Bank is a member, and other lenders to meet funding obligations. In addition, the Bank also maintains borrowing capacity with the Federal Reserve Bank of Philadelphia. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

Significant changes in general economic conditions, market interest rates, competitive pressures or otherwise, could cause the Bank’s deposits to decrease relative to overall banking operations, and it would have to rely more heavily on brokered funds and borrowings in the future, which are typically more expensive than deposits.

The Corporation's management and Board of Directors, through the Asset-Liability Committee (the "ALCO"), monitor liquidity and the ALCO establishes and monitors acceptable liquidity ranges. The Bank actively manages its liquidity position through target ratios. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

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

The allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. Following the issuance by the Financial Accounting Standards Board ("FASB") of Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments," the Corporation adjusted its loan allowance methodology to reflect the new standard, which requires periodic estimates of lifetime expected credit losses on financial assets and categorizes expected credit losses as allowances for credit losses under the current expected credit loss ("CECL") methodology. The Corporation measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the models utilized by the Corporation to estimate expected credit losses include a discounted cash flow ("DCF") model that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and a weighted average remaining maturity model which contemplates expected losses at a pool-level, utilizing historic loss information. The Corporation's models for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.

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

In response to high inflation, the Federal Reserve significantly increased the benchmark federal funds rate since early 2022. These actions have significantly increased interest rates. As interest rates rise, we experience competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. Furthermore, these increases in interest rates increase our cost of new debt or preferred capital.

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

The Corporation’s investment securities portfolio has risks beyond its control that can significantly influence the portfolio’s fair value. These factors include, but are not limited to, changes in interest rates, changes in prepayment speeds, changes in general economic conditions, rating agency downgrades of the securities, defaults of the issuers of the securities and market liquidity. Any change in current accounting principles or interpretations of these principles could impact the Corporation’s assessment of fair value and thus its determination of other-than-temporary impairment of the securities in its investment securities portfolio.

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

In March 2021, the United Kingdom’s Financing Conduct Authority and the Intercontinental Exchange Benchmark Administration, the administrator for the London Interbank Offered Rate (“LIBOR”), concurrently announced that certain settings of LIBOR would no longer be published on a representative basis after December 31, 2021, and the most commonly used U.S. dollar LIBOR settings would no longer be published on a representative basis after June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to LIBOR in derivatives and other financial contracts.

We have a number of loans, derivative contracts, borrowings, and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. With the transition from LIBOR to SOFR as the preferred alternative to LIBOR, we have transitioned and amended our contracts and financial instruments to reference the SOFR rate where required. Since proposed alternative rates (including SOFR) are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The future performance of SOFR, including how changes in SOFR rates may differ from other rates during different economic conditions, cannot be predicted based on the limited historical performance. Further, we cannot predict how SOFR will perform in comparison to LIBOR in changing market conditions, what the effect of such rate’s implementation may be on the markets for floating-rate financial instruments or whether such rates will be vulnerable to manipulation. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design, and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation and could have a material adverse effect on our business, financial condition and results of operations.

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

Our branch locations and our customers’ properties may be adversely impacted by flooding, wildfires, prolonged periods of extreme temperature, high winds and other effects of severe weather conditions that may be caused or exacerbated by climate change. These events can force property closures, result in property damage and/or result in delays in expansion, development or renovation of our properties and those of our customers. Even if these events do not directly impact our properties or our customers’ properties, they may impact us and our customers through increased insurance, energy or other costs. In addition, changes in laws or regulations, including federal, state or city laws, relating to climate change could result in increased capital expenditures to improve the energy efficiency of our branch locations and/or our customers’ properties. We also face investor-related climate risks. Investors are increasingly taking into account environmental, social, and governance factors, including climate risks, in determining whether to invest in companies. Our reputation and investor relationships could be damaged as a result of our involvement with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

The Corporation depends on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform to U.S. generally accepted accounting principles ("GAAP") and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition, results of operations and capital could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, investment or other relationships. The Corporation routinely executes transactions with counterparties in the financial services industry such as commercial banks, brokers and dealers, investment banks and other institutional clients for a range of transactions including loan participations, derivatives, and hedging transactions. In addition, the Corporation invests in securities or loans originated or issued by financial institutions or supported by the loans they originate. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial industry generally, have led to, or could in the future lead to, market-wide liquidity problems and could lead to losses or defaults by us or other institutions. Many of these transactions expose the Corporation to credit or investment risk in the event of default by the Corporation’s counterparty. In addition, the Corporation’s credit risk may be exacerbated if the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other exposure to the Corporation. The Corporation could incur losses to its securities portfolio as a result of these issues. These types of losses may have a material adverse effect on the Corporation’s business, financial condition or results of operation.

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

A failure in or breach of the Corporation’s or any of its subsidiaries’ information technology network and systems, or those of third party vendors and other service providers, including as a result of cyber attacks, could disrupt the Corporation’s or any of its subsidiaries’ businesses, result in the unauthorized disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, or cause losses.

The Corporation, primarily through the Bank, depends on its information technology networks and systems to continuously process, record and monitor a large number of customer transactions and to process, transmit and store proprietary and confidential information, including personal information of employees and customers. Accordingly, the Corporation’s and its subsidiaries’ information technology networks and systems must continue to be safeguarded and monitored for potential failures, vulnerabilities, disruptions and breakdowns. We face cybersecurity threats, including system, network or internet failures, cyber-attacks, ransomware and other malware, social engineering, phishing schemes and workforce member error, negligence, or fraud. Although the Corporation has business continuity plans and other safeguards in place, any such cybersecurity incident, including those impacting personal information, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Corporation’s results of operations or financial condition. Furthermore, increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm the Corporation.

In addition, significant disruptions of our third party vendors’ and/or service providers’ security systems or infrastructure, or other similar data security incidents, could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, regulated personal or confidential information, which could harm our business. While we may be entitled to damages if our third party service providers fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Although to date the Corporation has not experienced any material losses relating to cyber attacks or cybersecurity incidents, there can be no assurance that it or its subsidiaries will not suffer such losses in the future and our information systems remain a target of cyber attacks. Given the evolving nature of security threats and evolving safeguards, there can be no assurance that any preventive, protective, or remedial data security measures that we or our third party service providers implement are or will be adequate to detect or prevent all cybersecurity incidents. Additionally, while we have implemented security measures that we believe are appropriate, a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. The Corporation continues to enhance its data security systems, technology platforms, employee education and risk management processes, in an effort to underpin its business strategy as well as in response to the evolving threat landscape and any incidents we experience. In connection with these efforts, we have incurred costs and expect to incur additional costs as we continue to enhance our data security infrastructure and take further steps to prevent unauthorized access to our systems and the data we maintain. In addition, any actual or perceived failure by the Corporation or our vendors or business partners to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties may result in claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects.

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

While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations. Further information relating to cybersecurity risk management is discussed in Item 1C. “Cybersecurity” of this report.

A pandemic and measures intended to prevent its spread, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

A pandemic, such as the COVID-19 pandemic, and emergence of new variants could negatively impact the global economy, disrupt financial markets and international trade, and result in varying unemployment levels, all of which could negatively impact our business, results of operations, cash flows, and financial condition. Pandemic outbreaks could lead (and the outbreak of COVID-19 led) governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures and quarantine orders.

Our business and financial performance could be adversely affected, directly or indirectly, by terrorist activities, international hostilities or domestic civil unrest.

Neither the occurrence nor the potential impact of geopolitical instabilities, terrorist activities, international hostilities or other extraordinary events beyond the Corporation’s control can be predicted. However, these occurrences could adversely impact us, for example, by preventing us from conducting our business in the ordinary course. Also, their impact on our borrowers, depositors, other customers, suppliers or other counterparties could result in indirect adverse effects on us. Other indirect adverse consequences from these occurrences could result from impacts to the financial markets, the economy in general or in any region, or key parts of the infrastructure (such as the power grid) on which we and our customers rely. These types of indirect effects, whether specific to our counterparties or more generally applicable, could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in the Corporation experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses. They could also cause a reduction in demand for lending or other services that we provide.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy

The Corporation maintains robust processes for assessing, identifying, and managing material risks from cybersecurity threats. The Corporation’s cybersecurity program is based on the Federal Financial Institutions Examination Council (“FFIEC”) framework which tailors the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to be more financial services focused. The risk of cybersecurity threats is integrated into its Enterprise Risk Management (“ERM”) program, led by the Corporation’s Chief Risk Officer. The ERM program includes an annual risk prioritization process to identify key enterprise risks. Each key risk is assigned a risk owner to establish action plans and implement risk mitigation strategies. The cybersecurity threat risk action plan is managed at the enterprise level by the Chief Information Technology & Security Officer (the “CITSO”), the VP of Information Technology, and the VP of Information Security. Each quarter, the risk owners review and update the cybersecurity threat risk action plan to provide the status on specific risk mitigation actions and to identify new threats. To oversee and identify cybersecurity threat risks on a day-to-day basis, including from third party service providers, the Corporation maintains a third-party security operations center with round-the-clock monitoring, and the CITSO receives regular reports on industry activity. Management also assesses the cybersecurity proficiency of potential third-party suppliers before utilizing their services. The assessment identifies cybersecurity-related risks and makes recommendations to enhance the security of all new computing services. The Corporation reassesses all suppliers on a regular interval.

The Corporation works closely with its internal auditors to assess, identify, and manage cybersecurity risks. In addition, the Corporation engages with third party cybersecurity specialists to provide an independent assessment of the Corporation’s cybersecurity programs and to prepare a 3-year plan to maintain compliance and operational excellence. Management periodically reviews the 3-year plan and modifies it in response to changes in the threat landscape or otherwise as needed. Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Corporation, including its business strategy, results of operations or financial condition. See “Item 1A. Risk Factors” above for more information.

Governance

The Board of Directors is responsible for overseeing the assessment and management of enterprise-level risks that may impact the Corporation. The Audit Committee has primary responsibility for overseeing risk management, including oversight of risks from cybersecurity threats. Management, including the CITSO, reports on cybersecurity matters regularly to the Board, primarily through the Audit and IT Committees, including an annual report regarding specific risks and mitigation efforts within the Bank and a 3-year cybersecurity threat assessment conducted by third party experts. Management provides benchmarking information and updates on key operational and compliance metrics to the Board. In addition, cybersecurity training is provided to the full Board of Directors to educate directors on the current cyber threat environment and measures companies can take to mitigate risk and impact of cyber attacks.

The Corporation maintains a Cybersecurity Incident Response Plan (the “CSIRP”), which establishes an organizational framework and guidelines intended to facilitate an effective response and handling of cybersecurity incidents that could jeopardize the availability, integrity, or confidentiality of the Corporation’s assets. The CSIRP outlines roles and responsibilities, criteria for measuring the severity of a cybersecurity incident, and an escalation framework, including processes for informing the General Counsel and the Board of Directors of material cybersecurity incidents. As described above, management is actively involved in assessing and managing the Bank’s material cybersecurity risks. The CITSO and the VP of Information Security primarily lead these efforts. The CITSO, who reports directly to the CEO, is responsible for the oversight of the Corporation’s IT operation, including the cybersecurity program, and holds a Bachelor of Science degree in Information Technology and Security and a Master of Science in Information Security and Assurance. He also holds 20 industry recognized Technology and Security certifications. The VP of Information Security reports directly to the CITSO and has responsibility for leadership of the Bank’s cybersecurity program. He holds a bachelor’s degree in mathematics and computer science, as well as several industry recognized information security certifications.

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 51 full-service offices at December 31, 2023. Of these 51 offices, 24 are owned and 26 are leased from independent owners and one is leased from the Corporation. Holiday has nine full-service offices, of which eight are leased from independent owners and one is leased from the Corporation. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, and Roanoke. Impressia Bank, a division of the Bank, operates in the Bank’s primary market areas. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from two to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Global Select Market of NASDAQ under the symbol "CCNE." As of December 31, 2023, the number of shareholders of record of the Corporation’s common stock was 7,184.

Dividends

As discussed under "The Corporation’s ability to pay dividends is limited by law and regulations" included in Item 1A. Risk Factors in Part I, the amount and timing of dividends is subject to the discretion of the Board of Directors and depends upon business conditions and regulatory requirements. The Board of Directors has the discretion to change the dividend at any time for any reason. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, the Corporation's financial condition and operating results and other factors, including applicable government regulations and policies.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2023	—	$—	—	173,541
November 1 – 30, 2023	—	—	—	173,541
December 1 – 31, 2023	—	—	—	173,541
(1) On May 17, 2022, the Corporation's Board of Directors authorized a common stock repurchase plan (the "Repurchase Plan") pursuant to which the Corporation is authorized to repurchase up to 500,000 shares of common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15 million. The repurchases of common stock, if any, were originally authorized to be made during the period beginning on June 2, 2022 (the date on which the Corporation received acknowledgement of the repurchase program from the Federal Reserve Bank) through and including May 17, 2023. On May 9, 2023, the Corporation's Board of Directors amended the Repurchase Plan to extend its duration to May 17, 2024. Common stock repurchases under the Repurchase Plan may be conducted through open market purchases or, privately negotiated transactions. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2023, there were 173,541 shares remaining for repurchase under the program.

Additionally, during the quarter ended December 31, 2023, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

Share Return Performance

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a peer group index of banking organizations for the five-year period commencing December 31, 2018 and ending December 31, 2023.

 CNB Financial Corporation

Total Return Performance
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
CNB Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
CNB Financial Corporation	100.00	145.93	98.38	125.89	116.13	114.26
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
KBW NASDAQ Bank Index	100.00	136.13	122.09	168.88	132.75	131.57

Source: S&P Global Market Intelligence
© 2024

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented to provide insight into management’s assessment of financial results and should be read in conjunction with the following parts of this Annual Report on Form 10-K: Part I, Item 1 "Business," Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," and Part II, Item 8 "Financial Statements and Supplementary Data." This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) adverse changes or conditions in capital and financial markets, including actual or potential stresses in the banking industry; (ii) changes in the interest rate environment; (iii) the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs; (iv) effectiveness of our data security controls in the face of cyber attacks and any reputational risks following a cybersecurity incident; (v) the duration and scope of a pandemic, and the local, national and global impact of a pandemic; (vi) changes in general business, industry or economic conditions or competition; (vii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (viii) higher than expected costs or other difficulties related to integration of combined or merged businesses; (ix) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (x) changes in the quality or composition of our loan and investment portfolios; (xi) adequacy of loan loss reserves; (xii) increased competition; (xiii) loss of certain key officers; (xiv) deposit attrition; (xv) rapidly changing technology; (xvi) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xvii) changes in the cost of funds, demand for loan products or demand for financial services; and (xviii) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

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

Overview

The Corporation is a financial holding company registered under the BHC Act. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, and Roanoke. Impressia Bank, a division of the Bank, operates in the Bank’s primary market areas. Although the Corporation’s strategies, through its Bank subsidiary, are executed based on the divisions discussed above, the Bank is a single Pennsylvania-chartered bank whereby all divisions of the Bank conduct their business on a doing business as basis.

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

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2023 Balance	2022 Balance	$ Change vs. prior year	% Change vs. prior year
Total assets	$5,753.0	$5,475.2	$277.8	5.1%
Total loans, net of allowance for credit losses	4,422.6	4,231.7	190.9	4.5
Total securities	740.2	785.8	(45.6)	(5.8)
Total deposits	4,998.8	4,622.4	376.3	8.1
Total shareholders’ equity	571.2	530.8	40.5	7.6

Cash and Cash Equivalents

Cash and cash equivalents totaled $222.0 million at December 31, 2023, including $164.4 million held at the Federal Reserve. Cash and cash equivalents totaled $106.3 million at December 31, 2022. The increase in cash and cash equivalents from December 31, 2022 to December 31, 2023 was primarily due to an increase in deposits coupled with a decrease in the production of the loan portfolio, offset by a decrease in the paydowns and maturities on the securities portfolio. The increase in deposits was primarily driven by the impact of competitive pricing pressures due to the rapid increase in interest rates.

Management believes the liquidity needs of the Corporation are satisfied primarily by the current balance of cash and cash equivalents, customer deposits, FHLB financing, other funding sources and the portions of the securities and loan portfolios that mature within one year. The Corporation currently expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due. In addition to the above noted liquidity sources, the Corporation maintains access to the Federal Reserve discount window.

Securities

AFS debt securities and equity securities totaled $351.3 million and $381.0 million at December 31, 2023 and 2022, respectively. Investments classified as held-to-maturity ("HTM") securities totaled $389.0 million and $404.8 million at December 31, 2023 and 2022, respectively. During 2022, as a result of the Corporation’s asset/liability and capital management strategies, securities with a combined amortized cost of $220.8 million and a fair value of $213.7 million were transferred from AFS to HTM. These HTM portfolio bonds continue to support liquidity through pledging and can be utilized as collateral against borrowings. In addition to these internal portfolio transfers, some of the investment purchases made by the Corporation during 2022 were also classified as HTM debt securities.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 2, "Securities," in the consolidated financial statements provides more detail concerning the composition of the Corporation’s investment securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of December 31, 2023. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	December 31, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$4,747	3.98%	$241	1.29%	$—	—%	$—	—%	$4,988	3.85%
State and Political Subdivisions	3,163	3.08	27,565	2.55	44,803	2.11	16,278	2.29	91,809	2.31
Residential and multi-family mortgage	59	3.00	13,542	3.11	17,701	2.24	160,217	1.58	191,519	1.75
Corporate notes and bonds	4,992	3.17	10,945	5.66	27,202	4.48	—	—	43,139	4.63
Pooled SBA	23	4.83	181	5.40	8,770	2.59	1,526	2.11	10,500	2.57
Total	$12,984	3.45%	$52,474	3.35%	$98,476	2.83%	$178,021	1.65%	$341,955	2.32%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of December 31, 2023.

	December 31, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$68,745	1.61%	$188,794	1.52%	$45,406	1.81%	$—	—%	$302,945	1.58%
Residential and multi-family mortgage	3,010	2.68	548	2.87	2,249	3.23	80,216	2.58	86,023	2.60
Total	$71,755	1.65%	$189,342	1.52%	$47,655	1.88%	$80,216	2.58%	$388,968	1.81%

The following table summarizes the weighted average modified duration of AFS debt securities as of December 31, 2023.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	0.37
State and Political Subdivisions	5.70
Residential and multi-family mortgage	6.00
Corporate notes and bonds	4.38
Pooled SBA	2.57
Total	5.53

The following table summarizes the weighted average modified duration of HTM debt securities as of December 31, 2023.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	2.54
Residential and multi-family mortgage	6.42
Total	3.40

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

Loans Receivable

Note 3, "Loans Receivable and Allowance for Credit Losses," to the consolidated financial statements provides more detail concerning the loan portfolio of the Corporation.

At December 31, 2023, loans totaled $4.4 billion, excluding the balances of (i) syndicated loans, and (ii) any remaining balances on Paycheck Protection Program ("PPP") loans, net of PPP-related fees (such loans being referred to as the "PPP-related loans"). This adjusted total of $4.4 billion in loans represented an increase of $241.3 million, or 5.86%, compared to the same adjusted total loans measured as of December 31, 2022. Loan growth for the year ended December 31, 2023 primarily resulted from growth in the Corporation's recent expansion markets of Cleveland, Ohio, Roanoke, Virginia, and Buffalo, New York combined with growth in the portfolios related to the Columbus, Ohio market and CNB Bank’s Private Banking division.

At December 31, 2023, the Corporation's balance sheet reflected a decrease in syndicated lending balances of $49.9 million compared to December 31, 2022, reflecting scheduled paydowns or early payoffs of certain syndicated credits during 2023. The syndicated loan portfolio totaled $108.7 million, or 2.43% of total loans, excluding PPP-related loans, at December 31, 2023, compared to $156.6 million, or 3.66% of total loans, excluding PPP-related loans at December 31, 2022.

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

Loan Portfolio Profile

As part of our lending policy and risk management activities, the Corporation tracks lending exposure by industry classification and type to determine potential risks associated with industry concentrations, and if any risk issues could lead to additional credit loss exposure. In the current post-pandemic and inflationary economic environment, the Corporation has determined that office commercial real estate ("commercial office") inherently could pose a higher level of credit risk, even given the historical high credit quality ratings and structures applied to the Corporation's outstanding commercial office credit extensions when initially underwritten and when funding or commitments were made. The Corporation monitors numerous relevant sensitivity elements at both underwriting and through and beyond the funding period, including projects occupancy, loan-to-value, absorption and cap rates, debt service coverage and covenant compliance, and developer/lessor financial strength both in the project and globally. At December 31, 2023, the Corporation had the following key metrics related to its commercial office portfolio:

•Commercial office loans outstanding consisted of 118 loans, totaling $114.7 million, or 2.57% of total loans outstanding;
•Nonaccrual commercial office loans (one customer relationship) totaled $508 thousand, or 0.44% of total office loans outstanding. One customer relationship had a related specific loss reserve of $289 thousand, at December 31, 2023; and
•The average outstanding balance per commercial office loan was $972 thousand.

The Corporation had no commercial office loan relationships considered by the banking regulators to be a high volatility commercial real estate credit.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at December 31, 2023. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	December 31, 2023
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$—	$1,776	$7,787	$—	$9,563
Owner-occupied, nonfarm nonresidential properties	16,525	31,513	19,875	4,665	72,578
Agricultural production and other loans to farmers	9	135	—	—	144
Commercial and Industrial	19,955	257,755	27,165	—	304,875
Obligations (other than securities and leases) of states and political subdivisions	3,033	18,298	83,960	8,417	113,708
Other loans	19	581	544	12,384	13,528
Other construction loans and all land development and other land loans (1)	41,948	44,049	10,976	1,376	98,349
Multifamily (5 or more) residential properties	2,143	36,796	2,868	4,400	46,207
Non-owner occupied, nonfarm nonresidential properties	23,938	96,791	56,139	802	177,670
1-4 Family Construction (1)	238	—	392	1,335	1,965
Home equity lines of credit	3	57	549	263	872
Residential Mortgages secured by first liens	4,257	34,061	223,322	130,139	391,779
Residential Mortgages secured by junior liens	589	7,966	60,734	13,824	83,113
Other revolving credit plans	6	7	19	—	32
Automobile	447	17,726	7,142	—	25,315
Other consumer	4,507	34,771	7,401	4,737	51,416
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$117,617	$582,282	$508,873	$182,342	$1,391,114

Loans Receivable with Variable or Floating Interest Rate
Farmland	$303	$3,962	$9,622	$8,419	$22,306
Owner-occupied, nonfarm nonresidential properties	17,382	59,275	283,594	60,235	420,486
Agricultural production and other loans to farmers	674	157	677	—	1,508
Commercial and Industrial	260,487	95,025	64,691	1,364	421,567
Obligations (other than securities and leases) of states and political subdivisions	—	3,319	10,877	24,297	38,493
Other loans	430	3,007	8,542	—	11,979
Other construction loans and all land development and other land loans (1)	81,654	160,574	140,659	10,303	393,190
Multifamily (5 or more) residential properties	30,687	17,336	155,247	4,865	208,135
Non-owner occupied, nonfarm nonresidential properties	44,188	254,453	357,789	61,943	718,373
1-4 Family Construction (1)	15,614	2,432	7,289	23,907	49,242
Home equity lines of credit	7,858	6,034	48,488	67,448	129,828
Residential Mortgages secured by first liens	9,194	30,679	145,561	413,773	599,207
Residential Mortgages secured by junior liens	1,944	558	4,633	815	7,950
Other revolving credit plans	5,522	2,405	33,576	1,342	42,845
Automobile	—	—	—	—	—
Other consumer	—	36	79	61	176
Credit cards	11,785	—	—	—	11,785
Overdrafts	292	—	—	—	292
Total	$488,014	$639,252	$1,271,324	$678,772	$3,077,362

[1]1-4 family construction loans and other construction loans and all land development and other land loans segments may include loans that have a permanent financing period as part of the original term of the loan. Upon completion of the construction period the loans are reclassified to their permanent financing loan segment.

Loan Concentration

At December 31, 2023, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loan Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Nonaccrual loans	$29,639	$20,986
Accrual loans greater than 90 days past due	55	1,121
Total nonperforming loans	29,694	22,107
Other real estate owned	2,111	1,439
Total nonperforming assets	$31,805	$23,546
Total loans	$4,468,476	$4,275,178
Nonaccrual loans as a percentage of loans	0.66%	0.49%
Total assets	$5,752,957	$5,475,179
Nonperforming assets as a percentage of total assets	0.55%	0.43%
Allowance for credit losses on loans	$45,832	$43,436
Allowance for credit losses / Total loans	1.03%	1.02%
Ratio of allowance for credit losses on loans to nonaccrual loans	154.63%	206.98%

Total nonperforming assets were approximately $31.8 million, or 0.55% of total assets, as of December 31, 2023, compared to $23.5 million, or 0.43% of total assets, as of December 31, 2022. The increase in nonperforming assets for the year ended December 31, 2023 was primarily due to one commercial and industrial relationship consisting of 12 loans totaling $3.2 million being placed on nonaccrual status during the fourth quarter of 2023, coupled with one commercial real estate relationship consisting of two loans totaling $6.6 million being placed on nonaccrual status during the third quarter of 2023, as previously disclosed by the Corporation. The commercial relationship with two loans placed on nonaccrual status in the third quarter has a related combined specific loss reserve of $472 thousand at December 31, 2023. While this loan relationship was placed on non-accrual status during the third quarter of 2023, based on collateral value support coupled with the specific reserve recorded against this loan relationship, management currently does not believe there is risk of significant additional loss exposure beyond the specific reserve related to this loan relationship.

The Corporation has established written lending policies and procedures that require underwriting standards, loan documentation, and credit analysis standards to be met prior to funding a loan. Subsequent to the funding of a loan, ongoing review of credits is required. Credit reviews are performed quarterly by an outsourced loan review firm and cover approximately 65% of the commercial loan portfolio on an annual basis. In addition, the external independent loan review firm reviews past due loans and all significant classified assets and nonaccrual loans annually.

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

Allowance for Credit Losses

The amount of each allowance for credit losses account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant internal and external factors. While management utilizes its best judgment and information available, the ultimate adequacy of the Corporation's allowance for credit losses account is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. For additional information regarding the Corporation's accounting policies related to credit losses, refer to Note 1, "Summary of Significant Accounting Policies" and Note 3, "Loans and Allowance for Credit Losses" to these consolidated financial statements.

The table below provides an allocation of the allowance for credit losses on loans by loan portfolio segment at December 31, 2023 and 2022; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	December 31, 2023
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$126	0.7%	$31,869	0.40%
Owner-occupied, nonfarm nonresidential properties	3,949	11.0	493,064	0.80
Agricultural production and other loans to farmers	7	—	1,652	0.42
Commercial and Industrial	9,433	16.3	726,442	1.30
Obligations (other than securities and leases) of states and political subdivisions	2,613	3.4	152,201	1.72
Other loans	387	0.6	25,507	1.52
Other construction loans and all land development and other land loans	4,033	11.0	491,539	0.82
Multifamily (5 or more) residential properties	1,030	5.7	254,342	0.40
Non-owner occupied, nonfarm nonresidential properties	9,170	20.1	896,043	1.02
1-4 Family Construction	356	1.1	51,207	0.70
Home equity lines of credit	831	2.9	130,700	0.64
Residential Mortgages secured by first liens	8,050	22.2	990,986	0.81
Residential Mortgages secured by junior liens	1,476	2.0	91,063	1.62
Other revolving credit plans	973	1.0	42,877	2.27
Automobile	358	0.6	25,315	1.41
Other consumer	2,653	1.1	51,592	5.14
Credit cards	95	0.3	11,785	0.81
Overdrafts	292	—	292	100.00
Total loans	$45,832	100.0%	$4,468,476	1.03%

	December 31, 2022
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$159	0.8%	$32,168	0.49%
Owner-occupied, nonfarm nonresidential properties	2,905	11.0	468,493	0.62
Agricultural production and other loans to farmers	6	—	1,198	0.50
Commercial and Industrial	9,766	18.5	791,911	1.23
Obligations (other than securities and leases) of states and political subdivisions	1,863	3.4	145,345	1.28
Other loans	456	0.6	24,710	1.85
Other construction loans and all land development and other land loans	3,253	10.5	446,685	0.73
Multifamily (5 or more) residential properties	2,353	6.0	257,696	0.91
Non-owner occupied, nonfarm nonresidential properties	7,653	18.6	795,315	0.96
1-4 Family Construction	327	1.2	51,171	0.64
Home equity lines of credit	1,173	2.9	124,892	0.94
Residential Mortgages secured by first liens	8,484	22.0	942,531	0.90
Residential Mortgages secured by junior liens	1,035	1.7	74,638	1.39
Other revolving credit plans	722	0.9	36,372	1.99
Automobile	271	0.5	21,806	1.24
Other consumer	2,665	1.1	49,144	5.42
Credit cards	67	0.3	10,825	0.62
Overdrafts	278	—	278	100.00
Total loans	$43,436	100.0%	$4,275,178	1.02%

The allowance for credit losses measured as a percentage of total loans was 1.03% as of December 31, 2023, compared to 1.02% as of December 31, 2022.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the year ended December 31, 2023, the allowance for credit losses increased primarily due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. The year-over-year increase in reserves experienced in 2022 was primarily due to loan growth, the impact of net charge-offs, and the provision for credit losses recorded in 2022. There is still a significant amount of uncertainty related to the domestic and global economy, tightening credit conditions, persistent inflation, and higher interest rates. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 3, "Loans Receivable and Allowance for Credit Losses," to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2023 and 2022, as well as the nature and scope of loan modifications to borrowers experiencing financial difficulty and loans modified in a troubled debt restructuring during 2023 and 2022, respectively, and the related effect on provision for credit expense and allowance for credit losses.

Additional information related to credit loss expense and net (charge-offs) recoveries at December 31, 2023, 2022, and 2021 is presented in the tables below.

	Year Ended December 31, 2023
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(33)	$—	$34,397	—%
Owner-occupied, nonfarm nonresidential properties	1,041	3	502,925	—
Agricultural production and other loans to farmers	1	—	1,255	—
Commercial and Industrial	(379)	46	777,991	0.01
Obligations (other than securities and leases) of states and political subdivisions	750	—	154,225	—
Other loans	(69)	—	30,410	—
Other construction loans and all land development and other land loans	780	—	435,967	—
Multifamily (5 or more) residential properties	(1,264)	(59)	259,557	(0.02)
Non-owner occupied, nonfarm nonresidential properties	2,201	(684)	838,674	(0.08)
1-4 Family Construction	29	—	55,392	—
Home equity lines of credit	(337)	(5)	124,865	—
Residential Mortgages secured by first liens	(320)	(114)	966,225	(0.01)
Residential Mortgages secured by junior liens	441	—	84,803	—
Other revolving credit plans	340	(89)	41,417	(0.21)
Automobile	142	(55)	25,044	(0.22)
Other consumer	1,836	(1,848)	49,631	(3.72)
Credit cards	199	(171)	13,261	(1.29)
Overdrafts	479	(465)	302	(153.97)
Total	$5,837	$(3,441)	$4,396,341	(0.08)%
(1) Excludes provision for credit losses totaling $759 thousand related to unfunded commitments. Note 18, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

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
(1) Excludes provision for credit losses totaling $603 thousand related to unfunded commitments. Note 18, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Year Ended December 31, 2021
	Provision (Benefit) for Credit Loss Expense	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Farmland	$(70)	$—	$22,970	—%
Owner-occupied, nonfarm nonresidential properties	213	(574)	428,377	(0.13)
Agricultural production and other loans to farmers	(15)	—	2,245	—
Commercial and Industrial	2,564	40	680,368	0.01
Obligations (other than securities and leases) of states and political subdivisions	1,028	(377)	138,604	(0.27)
Other loans	81	—	12,187	—
Other construction loans and all land development and other land loans	524	(282)	246,583	(0.11)
Multifamily (5 or more) residential properties	(435)	—	218,285	—
Non-owner occupied, nonfarm nonresidential properties	(2,128)	(49)	627,595	(0.01)
1-4 Family Construction	76	—	30,513	—
Home equity lines of credit	186	(2)	106,214	—
Residential Mortgages secured by first liens	2,436	(32)	795,747	—
Residential Mortgages secured by junior liens	308	(3)	55,063	(0.01)
Other revolving credit plans	49	(28)	25,751	(0.11)
Automobile	154	(23)	23,027	(0.10)
Other consumer	637	(1,053)	42,634	(2.47)
Credit cards	120	(94)	9,532	(0.99)
Overdrafts	275	(278)	224	(124.11)
Total loans	$6,003	$(2,755)	$3,465,919	(0.08)%

During the year ended December 31, 2023, the Corporation recorded a provision for credit losses of $6.0 million compared to $8.6 million for the year ended December 31, 2022. Included in the provision for credit losses for the year ended December 31, 2023, was a $156 thousand expense related to the allowance for unfunded commitments compared to a $603 thousand expense for the year ended December 31, 2022. The $2.6 million reduction in the provision expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily a result of the decrease in loan portfolio growth. Net charge-offs during the year ended December 31, 2023 were $3.4 million, or 0.08% of average total loans and loans held for sale, compared to $2.1 million, or 0.05% of average total loans and loans held for sale, during the year ended December 31, 2022.

Premises and Equipment

During the years ended December 31, 2023 and 2022, the Corporation invested $10.8 million and $12.3 million, respectively, in its physical infrastructure through the purchase of land, buildings, and equipment.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance ("BOLI"). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from BOLI assist the Corporation in offsetting its benefit costs. The Corporation made no purchases of BOLI during the year ended December 31, 2023, while the Corporation made $11.6 million purchases of BOLI during the year ended December 31, 2022.

Funding Sources

Deposits

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	December 31, 2023	December 31, 2022	Percentage change 2023 vs. 2022
Noninterest-bearing demand deposits	$728,881	$898,437	(18.9)%
Interest-bearing demand deposits	803,093	1,007,202	(20.3)
Savings	2,960,282	2,270,337	30.4
Certificates of deposit	506,494	446,461	13.4
Total	$4,998,750	$4,622,437	8.1%

At December 31, 2023, total deposits were $5.0 billion, reflecting an increase of $376.3 million, or 8.1%, from December 31, 2022. The increase in deposits was due to continued growth in the Corporation's treasury management customer base and resulting increases in municipal and institutional/corporate deposits, including new wealth and asset management deposit relationships resulting from CNB's participation in deposit insurance sharing programs.

The following table sets forth the average balances of and the average rates paid on deposits for the period indicated.

	Year Ended December 31,
	2023		2022		2021
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Noninterest-bearing demand deposits	$793,713	—%	$847,793	—%	$724,839	—%
Interest-bearing demand deposits	853,632	0.54	1,061,452	0.20	978,279	0.18
Savings	2,666,905	2.92	2,383,918	0.54	2,309,560	0.22
Certificates of deposit	517,017	2.97	351,272	1.40	445,488	1.82
Total	$4,831,267		$4,644,435		$4,458,166

At December 31, 2023, the average deposit balance per account for CNB Bank was approximately $33 thousand.

The following table presents additional information about our December 31, 2023 and 2022 deposits:

	December 31, 2023	December 31, 2022
Time deposits not covered by deposit insurance	$44,665	$69,874
Total deposits not covered by deposit insurance	1,438,944	1,864,886

At December 31, 2023, the total estimated uninsured deposits for CNB Bank were approximately $1.4 billion, or approximately 28.2% of total CNB Bank deposits. However, when excluding affiliate company deposits of $101.3 million and pledged-investment collateralized deposits of $400.5 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $937.1 million, or approximately 18.37% of total CNB Bank deposits as of December 31, 2023.

At December 31, 2022, the total estimated uninsured deposits for CNB Bank were approximately $1.9 billion, or approximately 39.1% of total CNB Bank deposits. However, when excluding affiliate company deposits of $143.1 million and pledged-investment collateralized deposits of $396.2 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $1.3 billion, or approximately 27.8% of total CNB Bank deposits as of December 31, 2022.

Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2023 were as follows:

December 31, 2023
3 months or less	$6,903
Over 3 through 6 months	18,501
Over 6 through 12 months	17,061
Over 12 months	2,200
Total	$44,665

Borrowings

Periodically, the Corporation utilizes term borrowings from the FHLB and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 10, "Borrowings," to the consolidated financial statements. There were zero in short-term FHLB borrowings as of December 31, 2023, compared to $132.4 million at December 31, 2022.

On October 18, 2021, the Corporation announced that it had completed the redemption of $50 million aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes due October 15, 2026 (the "2026 Notes"), representing all outstanding 2026 Notes. The 2026 Notes were redeemed pursuant to their terms at a price equal to 100% of the principal amount, plus accrued and unpaid interest up to, but excluding, October 15, 2021. The Corporation financed the redemption of the 2026 Notes with cash on hand, including net proceeds from the issuance and sale of $85.0 million aggregate principal amount of the Corporation’s 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 completed in June 2021. Additional details about our subordinated debentures and notes are included in Note 10, "Borrowings" in the accompanying notes to consolidated financial statements.

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

The Corporation’s expected material cash requirements for the year ended December 31, 2024 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as by maintaining access to wholesale funding sources.

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

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, including the Federal Reserve, and AFS debt securities. Liability liquidity is provided by access to funding sources which include core deposits, correspondent banks and other wholesale funding sources.

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

At December 31, 2023, the Corporation’s cash and cash equivalents position was approximately $222.0 million, including liquidity of $164.4 million held at the Federal Reserve. These excess funds, when combined with (i) available borrowing capacity of $3.6 billion from the Federal Home Loan Bank of Pittsburgh ("FHLB") and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, resulted in the total on-hand and contingent liquidity sources for the Corporation being approximately 4.0 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of December 31, 2023:

Net Available
FHLB borrowing capacity (1)	$993,798
Federal Reserve borrowing capacity (2)	463,547
Brokered deposits (3)	1,871,289
Other third-party funding channels (3) (4)	243,790
Total net available liquidity and borrowing capacity	$3,572,424
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window, BIC program and Bank Term Funding Program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of December 31, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2023. The Corporation’s material contractual obligations as of December 31, 2023 consist of (i) long-term borrowings - Note 10, "Borrowings," (ii) operating leases - Note 7, "Leases," (iii) time deposits with stated maturity dates - Note 9, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 18, "Off-Balance Sheet Activities."

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

As of December 31, 2023, the Corporation’s total shareholders’ equity was $571.2 million, representing an increase of $40.5 million, or 7.6%, from December 31, 2022. The increase was primarily due to (i) improvements in accumulated other comprehensive losses resulting primarily from a reduction in after-tax temporary unrealized losses in the AFS investment portfolio, and (ii) an increase in the Corporation's retained earnings (quarterly net income, partially offset by the common and preferred dividends paid in the quarter). These were partially offset by an increase in the Corporation's treasury stock as a result of the Corporation's repurchase of 326,459 common shares during the twelve months of 2023.

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

As of December 31, 2023, all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation’s capital ratios and book value per common share at December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Total risk-based capital ratio	15.99%	16.08%
Tier 1 capital ratio	13.20%	13.24%
Common equity tier 1 ratio	11.49%	11.42%
Leverage ratio	10.54%	10.74%
Common shareholders' equity/total assets	8.93%	8.64%
Tangible common equity/tangible assets (1)	8.22%	7.90%
Book value per common share	$24.57	$22.39
Tangible book value per common share (1)	$22.46	$20.30
(1) Tangible common equity, tangible assets and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets and preferred equity from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Average Balances, Interest Rates and Yields

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. See Note 1, "Summary of Significant Accounting Policies," and Note 3, "Loans Receivable and Allowance for Credit Losses," to the consolidated financial statements for more information about pooling of loans for the allowance for credit losses.

The following table presents average balances of certain measures of our financial condition and net interest margin for the specified years.

	December 31, 2023			December 31, 2022			December 31, 2021
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

ASSETS:
Securities:
Taxable (1) (4)	$720,818	1.89%	$14,766	$768,959	1.80%	$14,560	$624,330	1.70%	$10,500
Tax-exempt (1) (2) (4)	30,153	2.59	844	35,965	2.87	1,080	42,658	3.43	1,403
Equity securities (1) (2)	10,005	5.09	509	8,248	2.13	176	8,136	3.58	291
Total securities (4)	760,976	1.96	16,119	813,172	1.85	15,816	675,124	1.83	12,194
Loans receivable:
Commercial (2) (3)	1,501,202	6.63	99,587	1,429,634	5.08	72,684	1,284,750	4.95	63,642
Mortgage (2) (3) (5)	2,765,484	5.77	159,606	2,355,662	4.78	112,583	2,080,000	4.51	93,738
Consumer (3)	129,655	11.47	14,868	112,426	10.48	11,778	101,169	9.98	10,098
Total loans receivable (3)	4,396,341	6.23	274,061	3,897,722	5.06	197,045	3,465,919	4.83	167,478
Other earning assets	74,800	6.03	4,513	243,653	1.16	2,112	626,997	0.14	881
Total earning assets	5,232,117	5.57	$294,693	4,954,547	4.30	$214,973	4,768,040	3.79	$180,553
Noninterest-bearing assets:
Cash and due from banks	54,824			51,670			48,673
Premises and equipment	107,635			89,940			79,807
Other assets	251,725			227,991			199,107
Allowance for credit losses	(44,930)			(39,935)			(36,727)
Total noninterest-bearing assets	369,254			329,666			290,860
TOTAL ASSETS	$5,601,371			$5,284,213			$5,058,900
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$853,632	0.54%	$4,626	$1,061,452	0.20%	$2,131	$978,279	0.18%	$1,783
Savings	2,666,905	2.92	77,782	2,383,918	0.54	12,772	2,309,560	0.22	5,164
Time	517,017	2.97	15,362	351,272	1.40	4,930	445,488	1.82	8,115
Total interest-bearing deposits	4,037,554	2.42	97,770	3,796,642	0.52	19,833	3,733,327	0.40	15,062
Short-term borrowings	35,224	5.07	1,787	8,793	4.20	369	—	—	—
Finance lease liabilities	339	4.42	15	426	4.69	20	507	4.54	23
Subordinated notes and debentures	104,735	4.10	4,295	104,432	3.69	3,857	108,963	4.35	4,735
Total interest-bearing liabilities	4,177,852	2.49	$103,867	3,910,293	0.62	$24,079	3,842,797	0.52	$19,820
Demand—noninterest-bearing	793,713			847,793			724,839
Other liabilities	79,473			70,379			60,202
Total liabilities	5,051,038			4,828,465			4,627,838
Shareholders’ equity	550,333			455,748			431,062
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,601,371			$5,284,213			$5,058,900
Interest income/Earning assets		5.57%	$294,693		4.30%	$214,973		3.79%	$180,553
Interest expense/Interest-bearing liabilities		2.49	103,867		0.62	24,079		0.52	19,820
Net interest spread		3.08%	$190,826		3.68%	$190,894		3.27%	$160,733
Interest income/Earning assets		5.57%	$294,693		4.30%	$214,973		3.79%	$180,553
Interest expense/Earning assets		1.96	103,867		0.48	24,079		0.41	19,820
Net interest margin (fully tax-equivalent)		3.61%	$190,826		3.82%	$190,894		3.38%	$160,733
(1) Includes unamortized discounts and premiums.

(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the years ended December 31, 2023, 2022, and 2021 were $997 thousand, $1.2 million and $953 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS debt securities and amortized cost of HTM debt securities. Average yield has been computed using amortized cost average balance for AFS and HTM debt securities. The adjustment to the average balance for securities in the calculation of average yield for the years ended December 31, 2023, 2022, and 2021 were $(61.1) million, $(40.3) million and $9.9 million, respectively.
(5) Includes loans held for sale.

Volume Analysis of Changes in Net Interest Income

The following table presents the change in net interest income for the years specified.

	Analysis of Year-to-Year Changes in Net Interest Income
	2023 compared to. 2022			2022 compared to. 2021
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets
Securities:
Taxable	$(443)	$649	$206	$3,291	$769	$4,060
Tax-Exempt (2)	(152)	(84)	(236)	(122)	(201)	(323)
Equity Securities (2)	37	296	333	5	(120)	(115)
Total Securities	(558)	861	303	3,174	448	3,622
Loans:
Commercial (2)	3,634	23,269	26,903	7,183	1,859	9,042
Mortgage (2)	19,645	27,378	47,023	12,485	6,360	18,845
Consumer	1,806	1,284	3,090	1,118	562	1,680
Total Loans	25,085	51,931	77,016	20,786	(8,781)	29,567
Other Earning Assets	(1,242)	3,643	2,401	(1,254)	2,485	1,231
Total Earning Assets	$23,285	$56,435	$79,720	$22,706	$11,714	$34,420

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – Interest Bearing	$(417)	$2,912	$2,495	$152	$196	$348
Savings	1,516	63,494	65,010	166	7,442	7,608
Time	2,326	8,106	10,432	(1,716)	(1,469)	(3,185)
Total Interest Bearing Deposits	3,425	74,512	77,937	(1,398)	6,169	4,771
Short-Term Borrowings	1,112	306	1,418	—	369	369
Finance Lease Liabilities	—	—	—	(4)	1	(3)
Subordinated Debentures	(4)	(1)	(5)	(197)	(681)	(878)
Total Interest Bearing Liabilities	$4,533	$74,817	$79,350	$(1,599)	$5,858	$4,259

Change in Net Interest Income	$18,752	$(18,382)	$370	$24,305	$5,856	$30,161

(1) The change in interest due to both volume and rate have been allocated entirely to volume changes.
(2) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the year ended December 31, 2023 and 2022.

Results of Operations
Year Ended December 31, 2023 vs. Year Ended December 31, 2022

Overview of the Statements of Income and Comprehensive Income

Net income available to common shareholders ("earnings") was $53.7 million, or $2.55 per diluted share, for the year ended December 31, 2023, compared to earnings of $58.9 million, or $3.26 per diluted share, for the year ended December 31, 2022. The decrease in diluted earnings per share in the year ended December 31, 2023 was primarily due to the rise in deposit costs year over year, as well as the dilutive effect of the Corporation's common stock offering completed in September 2022, which resulted in the issuance of over 4.2 million shares of common stock, an increase of approximately 25% in total common shares outstanding. In addition, during the year ended December 31, 2023, the Corporation repurchased 326,459 common shares at a weighted average price per share of $20.08, compared to repurchases of 50,166 common shares at a weighted average price per share of $26.75 during the year ended December 31, 2022. PPNR, a non-GAAP measure, was $77.8 million for the year ended December 31, 2023, compared to $86.8 million for the year ended December 31, 2022. The decrease in PPNR for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by the increase in deposit costs combined with the growth in technology expenses due to investments in applications aimed at enhancing both customer relationship management and customer online experience, as well as expanding service delivery channels. In addition, the Corporation had a year-over-year decrease in non-interest income as a result of lower pass-through income from small business investment companies ("SBICs").

Return on average equity was 10.54% for the year ended December 31, 2023, compared to 13.86% for the year ended December 31, 2022. Return on average tangible common equity, a non-GAAP measure, was 11.98% for the year ended December 31, 2023, compared to 16.64% for the year ended December 31, 2022.

The Corporation's efficiency ratio was 65.13% for the year ended December 31, 2023, compared to 61.32% for the year ended December 31, 2022. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 64.45% for the year ended December 31, 2023, compared to 60.87% the year ended December 31, 2022. The increase was primarily the result of rising deposit costs coupled with higher occupancy costs and technology expenses.

Interest Income and Expense

Net interest income of $189.8 million for the year ended December 31, 2023, compared to $189.7 million for the year ended December 31, 2022. The increase of $170 thousand, or 0.09%, was primarily due to loan growth and the benefits of the impact of rising interest rates resulting in greater income on variable-rate loans and new loan production, which was substantially offset by an increase in the Corporation's interest expense as a result of both (i) targeted interest-bearing deposit rate increases to ensure both deposit growth and retention, and (ii) a year-over-year increase in the average balance of short-term borrowings through the FHLB. In addition, as previously mentioned, net interest income for the year ended December 31, 2023 included $1.4 million in nonrecurring interest income related primarily to payoffs in the syndicated loan portfolio.

Net interest margin was 3.63% and 3.83% for the years ended December 31, 2023 and 2022, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.61% and 3.82% for the years ended December 31, 2023 and 2022, respectively. Included in the net interest margin and the net interest margin on a fully tax-equivalent basis for the year ended December 31, 2023 was approximately $1.4 million, or three basis points, in one-time realized interest income related primarily to payoffs in the syndicated loan portfolio.

The yield on earning assets for the year ended December 31, 2023 was 5.57%, an increase of 127 basis points from December 31, 2022. The increase was primarily a result of loan growth and the net benefit of higher interest rates on both variable-rate loans and new loan production. The yield on earning assets for the year ended December 31, 2023 included the previously mentioned $1.4 million, or three basis points, in one-time syndicated loan interest income.

Provision for Credit Losses

The Corporation recorded a provision for credit losses of $6.0 million in 2023 compared to $8.6 million in 2022. Included in the provision for credit losses for the year ended December 31, 2023, was a $156 thousand expense related to the allowance for unfunded commitments compared to $603 thousand for the year ended December 31, 2022. The $2.6 million reduction in the provision expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily a result of the lower loan portfolio growth. Net loan charge-offs were $3.4 million during the year ended December 31, 2023, compared to $2.1 million during the year ended December 31, 2022. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses in 2023 were appropriate and the allowance for credit losses was adequate to absorb losses in the loan portfolio at December 31, 2023.

Non-Interest Income

Total non-interest income was $33.3 million for the year ended December 31, 2023, compared to $34.8 million for the year ended December 31, 2022. During the year ended December 31, 2023, notable changes compared to the year ended December 31, 2022 included lower net realized gains on the sale of AFS debt securities, lower mortgage banking income from reduced mortgage loan production volume in the higher-rate environment, lower level of full-year bank owned life insurance income and pass-through income from SBICs, partially offset by an increase in card processing and interchange income and a favorable variance in unrealized losses on equity securities.

Non-Interest Expense

For the year ended December 31, 2023, total non-interest expense was $145.3 million, compared to $137.6 million for the year ended December 31, 2022. The increase of $7.7 million, or 5.61%, from the year ended December 31, 2022 was primarily a result of higher occupancy costs combined with higher technology expenses. In addition, other non-interest expenses increased primarily due to business generation related expenses and consulting fees. Furthermore, full-year base-salary and related benefit increases, intended to account for inflationary merit increases and the addition of personnel to staff new offices in 2023, were substantially offset by an approximately $8.1 million reduction in incentive-related expenses.

Year Ended December 31, 2022 vs. Year Ended December 31, 2021

Overview of the Statements of Income and Comprehensive Income

Earnings were $58.9 million, or $3.26 per diluted share, for the year ended December 31, 2022, compared to $53.4 million, or $3.16 per diluted share, for the year ended December 31, 2021, reflecting increases of $5.5 million, or 10.3%, and $0.10 per diluted share, or 3.2%. The 2022 full-year earnings per share was partially impacted by the effect of the Corporation's common stock offering completed in September 2022, resulting in the issuance of 4,257,446 shares of common stock at $23.50 per share and net proceeds of $94.1 million after deducting the underwriting discount and customary offering expenses. PPNR, a non-GAAP measure, was $86.8 million for the year ended December 31, 2022, compared to $76.8 million for the year ended December 31, 2021, reflecting an increase of $10.0 million, or 13.1%. The increase in PPNR for the year ended December 31, 2022 was primarily driven by growth in loans and expansion of the Corporation's net interest margin.

Return on average equity was 13.86% for the year ended December 31, 2022, compared to 13.39% for the year ended December 31, 2021. Return on average tangible common equity, a non-GAAP measure, was 16.64% and 16.23% for the same periods in 2022 and 2021, respectively.

The Corporation's efficiency ratio was 61.32% for the year ended December 31, 2022, compared to 60.26% for the year ended December 31, 2021, respectively. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 60.87% for the year ended December 31, 2022, compared to 59.76% for the year ended December 31, 2021, respectively. The increase for the year ended December 31, 2022 was primarily a result of expected increasing costs associated with the Corporation’s expanding franchise investments into the Cleveland, Ohio and Southwest Virginia markets, coupled with its continued strategic investments in technologies focused on customer sales management and connectivity capabilities.

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

Net interest margin was 3.83% and 3.35% for the years ended December 31, 2022 and 2021, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.82% and 3.38% for the years ended December 31, 2022 and 2021, respectively.

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

Non-Interest Income

Total non-interest income was $34.8 million for the year ended December 31, 2022, representing an increase of $1.3 million, or 4.0%, from the same period in 2021. Included in non-interest income for the years ended December 31, 2022 and 2021 was $651 thousand and $783 thousand, respectively, in net realized gains on AFS debt securities. Non-interest income excluding net realized gains on AFS debt securities, a non-GAAP measure, for the year ended December 31, 2022 and the year ended December 31, 2021, increased $1.5 million, or 4.5%, from the same period in 2021. During the year ended December 31, 2022, Wealth and Asset Management fees increased $432 thousand, or 6.4%, compared to the year ended December 31, 2021, as the Corporation benefited from an increased number of wealth management relationships. Other notable increases during the year ended December 31, 2022 included increased income from service charges on deposits, other service charges and fees, pass-through income from SBICs and bank owned life insurance mostly due to an $883 thousand gain resulting from death benefit proceeds. These were partially offset by unrealized losses on equity securities and decreased mortgage banking activity.

Non-Interest Expense

For the year ended December 31, 2022, total non-interest expense was $137.6 million, reflecting an increase of $21.2 million, or 18.2%, from the year ended December 31, 2021, primarily as a result of (i) expansion of the Corporation's workforce in its growth regions of Cleveland, Ohio, Southwest Virginia, and Rochester, New York, (ii) increased investments in technology aimed at both enhancing customer experience and expanding service delivery channels, and (iii) the Corporation's sales management and increased legal and professional expenses.

Income Tax Expense

Income tax expense was $13.8 million in 2023, compared to $15.0 million in 2022 and $13.1 million in 2021. The effective tax rates were 19.2%, 19.2%, and 18.5% for 2023, 2022, and 2021, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance.

Off-Balance Sheet Arrangements

Assets under management and assets under custody are held in fiduciary or custodial capacity for the Corporation's clients. In accordance with GAAP, these assets are not included on the Corporation's balance sheet.

The Corporation is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of the Corporation's clients. These financial instruments include commitments to extend credit and standby letters of credit. Further discussion of these commitments is included Note 18, "Off-Balance Sheet Commitments and Contingencies."

Critical Accounting Policies and Estimates

The Corporation's consolidated financial statements are prepared in accordance with accounting principles GAAP and follow general practices within the industries in which the Corporation operates. The most significant accounting policies used by the Corporation are presented in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on the Corporation's financial reporting. For the Corporation, these estimates and assumptions include accounting for the allowance for credit losses and goodwill.

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

Other key assumptions in the calculation of the allowance for credit loss include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The macro-economic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at December 31, 2023 were four quarters and eight quarters, respectively. Prepayment and curtailment assumptions are based on the Corporation's historical experience over the trailing 12 months and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on segment.

The quantitative estimated losses are supplemented by more qualitative factors that impact potential losses. Qualitative factors include changes in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. The allowance for credit loss may be materially affected by these qualitative factors, especially during periods of economic uncertainty, for items not reflected in the lifetime credit loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. The qualitative factors applied at December 31, 2023, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of allowance for credit loss calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.

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

Fair Value Measurements

The Corporation uses fair value measurements to record certain financial instruments and to determine fair value disclosures. Equity securities, AFS debt securities, mortgage loans held for sale, and interest rate swap agreements are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other financial assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets. GAAP establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note 1, "Summary of Significant Accounting Policies" and in Note 4, "Fair Value".

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	December 31,	December 31,
	2023	2022
Calculation of tangible book value per common share and tangible common equity / tangible assets (non-GAAP):
Shareholders' equity	$571,247	$530,762
Less: preferred equity	57,785	57,785
Common shareholders' equity	513,462	472,977
Less: goodwill and other intangibles	43,874	43,749
Less: core deposit intangible	280	364
Tangible common equity (non-GAAP)	$469,308	$428,864

Total assets	$5,752,957	$5,475,179
Less: goodwill and other intangibles	43,874	43,749
Less: core deposit intangible	280	364
Tangible assets (non-GAAP)	$5,708,803	$5,431,066

Ending shares outstanding	20,896,439	21,121,346

Book value per common share (GAAP)	$24.57	$22.39
Tangible book value per common share (non-GAAP)	$22.46	$20.30

Common shareholders' equity / Total assets (GAAP)	8.93%	8.64%
Tangible common equity / Tangible assets (non-GAAP)	8.22%	7.90%

	Years Ended
	December 31,
	2023	2022
Calculation of net interest margin:
Interest income	$293,696	$213,738
Interest expense	103,867	24,079
Net interest income	$189,829	$189,659

Average total earning assets	$5,232,117	$4,954,547

Net interest margin (GAAP)	3.63%	3.83%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$293,696	$213,738
Tax equivalent adjustment (non-GAAP)	997	1,235
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	294,693	214,973
Interest expense	103,867	24,079
Net interest income (fully tax equivalent basis) (non-GAAP)	$190,826	$190,894

Average total earning assets	$5,232,117	$4,954,547
Less: average mark to market adjustment on investments (non-GAAP)	(61,089)	(40,271)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$5,293,206	$4,994,818

Net interest margin, fully tax equivalent basis (non-GAAP)	3.61%	3.82%

	Years Ended
	December 31,
	2023	2022
Calculation of PPNR (non-GAAP): (1)
Net interest income	$189,829	$189,659
Add: Non-interest income	33,335	34,766
Less: Non-interest expense	145,342	137,622
PPNR (non-GAAP)	$77,822	$86,803

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	Years Ended
	December 31,
	2023	2022
Calculation of efficiency ratio:
Non-interest expense	$145,342	$137,622

Non-interest income	$33,335	$34,766
Net interest income	189,829	189,659
Total revenue	$223,164	$224,425
Efficiency ratio	65.13%	61.32%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$145,342	$137,622
Less: core deposit intangible amortization	84	96
Adjusted non-interest expense (non-GAAP)	$145,258	$137,526

Non-interest income	$33,335	$34,766

Net interest income	189,829	189,659
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	5,425	5,011
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	7,635	6,509
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	192,039	191,157
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$225,374	$225,923

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	64.45%	60.87%

	Years Ended
	December 31,
	2023	2022
Calculation of return on average tangible common equity (non-GAAP):
Net income	$58,020	$63,188
Less: preferred stock dividends	4,302	4,302
Net income available to common shareholders	$53,718	$58,886

Average shareholders' equity	$550,333	$455,748
Less: average goodwill & intangibles	44,193	44,163
Less: average preferred equity	57,785	57,785
Tangible common shareholders' equity (non-GAAP)	$448,355	$353,800

Return on average equity (GAAP)	10.54%	13.86%
Return on average common equity (GAAP)	9.76%	12.92%
Return on average tangible common equity (non-GAAP)	11.98%	16.64%

	Years Ended
	December 31,
	2023	2022
Calculation of non-interest income excluding net realized gains on available-for-sale securities (non-GAAP):
Non-interest income	$33,335	$34,766
Less: net realized gains on available-for-sale securities	52	651
Adjusted non-interest income (non-GAAP)	$33,283	$34,115

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements and Factors that Could Affect Future Results” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, and other cautionary statements set forth elsewhere in this report.

As a financial institution, the Corporation's primary source of market risk exposure is interest rate risk, which influences fluctuations in the Corporation's future earnings due to changes in interest rates. This risk is closely correlated to the repricing characteristics of the Corporation's portfolio of assets and liabilities, with each asset or liability repricing either at maturity or during the instrument's life cycle.

The Corporation’s interest rate risk measurement philosophy focuses on maintaining an appropriate balance between the theoretical and the practical, especially given that the primary objective of the Corporation’s overall asset/liability management process is to assess the level of interest rate risk in the Corporation’s balance sheet. Therefore, the Corporation models a set of interest rate scenarios capturing the financial effects of a range of plausible rate scenarios. The collective impact of these scenarios is designed to enable the Corporation to understand the nature and extent of its sensitivity to interest rate changes. Doing so necessitates an assessment of rate changes over varying time horizons and of varying/sufficient degrees such that the impact of embedded options within the balance sheet are sufficiently examined.

The Corporation has designed its interest rate risk measurement activities to include the following core elements: (i) interest rate ramps and shocks, (ii) parallel and non-parallel yield curve shifts, and (iii) a set of alternative rate scenarios, the nature of which change based upon prevailing market conditions.

The Corporation’s primary tools in managing Interest Rate Risk (“IRR”) are income simulation models. The income simulation models are utilized to quantify the potential impact of changing interest rates on earnings and to identify expected earnings trends given longer-term rate cycles. Standard gap reports are also utilized to provide supporting detailed information.

The Corporation also recognizes that a sustained environment of higher/lower interest rates will affect the underlying value of the Corporation’s assets, liabilities and off-balance sheet instruments since the present value of their future cash flows (and the cash flows themselves) change when interest rates change. In order to monitor the long-term structural and economic position of the balance sheet, the ALCO reviews the Economic Value of Equity measure on a quarterly basis.

IRR considerations include inherent assumptions and estimates, including the maturity and repricing characteristics of assets and liabilities, prepayments on amortizing assets, non-maturing deposit sensitivity, and loan and deposit pricing. These assumptions are subject to uncertainty due to the timing, magnitude, and frequency of rate changes, market conditions, and management strategies.

The following table demonstrate the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Corporation’s projected net interest income over the next 12 months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines.

December 31, 2023		December 31, 2022
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
300	2.6	300	4.9
200	3.8	200	5.5
100	4.6	100	5.8
(100)	(3.8)	(100)	(1.7)
(200)	(6.5)	(200)	(6.1)
(300)	(12.8)	(300)	(12.5)

At December 31, 2023, the Corporation has approximately $2.1 billion in outstanding loan balances that are rate sensitive over the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
CNB Financial Corporation
Clearfield, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation (the “Corporation”) as of December 31, 2023, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the financial statements, the Corporation establishes an allowance representing the estimate of expected credit losses over the estimated life of the existing portfolio of loans. The Corporation measures expected credit losses based on a pooled loan basis when similar risk characteristics exist by primarily applying a discounted cash flow (“DCF”) model. The DCF model discounts instrument-level contractual cash flows, adjusting for prepayments and curtailments, and incorporates loss expectations based on past events, current conditions, and forecasted macroeconomic indicators using reasonable and supportable forecasts. The quantitative estimated losses provided by the DCF model are supplemented by qualitative factors that include changes related to relevant data, such as differences in underwriting standards, changes in environmental conditions, delinquency levels, segment growth rates and changes in duration within new markets, or other relevant factors not considered in the DCF model.

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

The primary procedures performed to address the critical audit matter included:

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Corporation’s internal controls over the allowance for credit losses process, including controls over the qualitative elements of the allowance. This included controls over the review of the relevance and reliability of data used to determine the estimates and the review of the appropriateness of the key assumptions and judgments used in the determination of the qualitative factors.

•We evaluated the completeness and accuracy of data used in the development of qualitative factors and the reasonableness of management’s judgments and the relevance of data used in applying the qualitative factors.

•We evaluated the current and expected qualitative adjustments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.

•We tested of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal professionals to assist us in evaluating the appropriateness of loan grades.

Goodwill Impairment Assessment

The Corporation has recorded goodwill of $43.7 million as of December 31, 2023. The determination of the annual goodwill impairment assessment has been identified by the Corporation as a critical accounting policy. As further described in Notes 1 and 8 to the consolidated financial statements, goodwill is tested for impairment at least annually, occurring as of November 30, or more frequently if events or circumstances warrant. At November 30, 2023, the Corporation elected to perform a quantitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value, including goodwill. The Corporation engaged a third-party valuation firm to assist in performing the quantitative analysis using multiple approaches that were weighted by management. Based upon the valuation prepared, the quantitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

We identified the Corporation’s quantitative goodwill impairment assessment, as of November 30, as a critical audit matter. The principal considerations for that determination were the degree of subjectivity and judgment required to audit management’s goodwill impairment assessment. Specifically, evaluating the valuation approaches selected and key assumptions used by management in performing its assessment, such as the selection of comparable publicly-traded companies and control premium utilized in the valuation approaches.

The primary procedures we performed to address this critical audit matter included the following:

•We evaluated the design and tested the operating effectiveness of controls related to management’s goodwill impairment assessment, including controls over management’s review of the quantitative analysis performed, including the key assumptions used to determine the fair value of the reporting unit.

•We tested key financial data used within the valuation approaches by agreeing key inputs to internal and external sources.

•We evaluated, with the assistance of our internal valuation specialists, appropriateness of valuation approaches selected by management, the selection of a control premium and of comparable publicly-traded companies, and the overall reasonableness of the estimated fair value of the reporting unit.

Other Matter

The 2021 financial statements were audited by other auditors whose unqualified reports on those statements thereon, dated March 3, 2022, included an emphasis paragraph that described the change in accounting principle discussed in Note 1.

/s/ FORVIS, LLP

We have served as the Corporation’s auditor since 2022.
Indianapolis, Indiana
March 7, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
CNB Financial Corporation
Clearfield, Pennsylvania

Opinion on the Internal Control over Financial Reporting

We have audited CNB Financial Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Corporation as of December 31, 2023, and the related consolidated statement of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the year ended December 31, 2023, and our report dated March 7, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financing Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

Indianapolis, Indiana
March 7, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of CNB Financial Corporation
Clearfield, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows of CNB Financial Corporation (the "Corporation") for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows of the Corporation for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We served as the Corporation's auditor from 2000 through March 3, 2022.
Columbus, Ohio
March 3, 2022

CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	December 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$54,789	$58,884
Interest-bearing deposits with Federal Reserve	164,385	43,401
Interest-bearing deposits with other financial institutions	2,872	4,000
Total cash and cash equivalents	222,046	106,285
Debt securities available-for-sale, at fair value (amortized cost of $395,803 as of December 31, 2023 and $432,992 as of December 31, 2022)	341,955	371,409
Debt securities held-to-maturity, at amortized cost (fair value $360,570 as of December 31, 2023 and $367,388, as of December 31, 2022)	388,968	404,765
Equity securities	9,301	9,615
Loans held for sale	675	231
Loans receivable
PPP loans, net of deferred processing fees	48	159
Syndicated loans	108,710	156,649
Loans	4,359,718	4,118,370
Total loans receivable	4,468,476	4,275,178
Less: allowance for credit losses	(45,832)	(43,436)
Net loans receivable	4,422,644	4,231,742
FHLB and other restricted stock holdings and investments	30,011	30,715
Premises and equipment, net	73,700	68,535
Operating lease right-of-use assets	35,699	32,307
Bank owned life insurance	114,468	111,523
Mortgage servicing rights	1,554	1,804
Goodwill and other intangible assets	43,874	43,749
Core deposit intangible	280	364
Accrued interest receivable and other assets	67,782	62,135
Total Assets	$5,752,957	$5,475,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$728,881	$898,437
Interest-bearing demand deposits	803,093	1,007,202
Savings	2,960,282	2,270,337
Certificates of deposit	506,494	446,461
Total deposits	4,998,750	4,622,437
Short-term borrowings	—	132,396
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,267	83,964
Operating lease liabilities	37,650	33,726
Accrued interest payable and other liabilities	40,423	51,274
Total liabilities	5,181,710	4,944,417
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, No par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at December 31, 2023 and 60,375 at December 31, 2022	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,235,503 shares at December 31, 2023 and 21,121,346 at December 31, 2022	—	—
Additional paid in capital	220,495	221,553
Retained earnings	345,935	306,911
Treasury stock, at cost (339,064 shares at December 31, 2023 and 114,157 shares at December 31, 2022)	(6,890)	(2,967)
Accumulated other comprehensive loss	(46,078)	(52,520)
Total shareholders’ equity	571,247	530,762
Total Liabilities and Shareholders’ Equity	$5,752,957	$5,475,179

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Dollars in thousands, except per share data

	Year ended December 31,
	2023	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans including fees
Interest and fees on loans	$273,220	$194,149	$157,799
Processing fees on PPP loans	3	1,889	8,737
Securities and cash and cash equivalents:
Taxable	19,279	16,672	11,680
Tax-exempt	724	871	1,125
Dividends	470	157	259
Total interest and dividend income	293,696	213,738	179,600
INTEREST EXPENSE:
Deposits	97,770	19,833	15,062
Borrowed funds and finance lease liabilities	1,802	389	23
Subordinated debentures (includes $(151), $127, and $276 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	4,295	3,857	4,735
Total interest expense	103,867	24,079	19,820
NET INTEREST INCOME	189,829	189,659	159,780
PROVISION FOR CREDIT LOSS EXPENSE	5,993	8,589	6,003
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	183,836	181,070	153,777
NON-INTEREST INCOME:
Service charges on deposit accounts	7,372	7,206	6,195
Other service charges and fees	3,010	3,196	2,436
Wealth and asset management fees	7,251	7,172	6,740
Net realized gains on available-for-sale securities (includes $52, $651, and $783 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	52	651	783
Net realized gains on equity securities	22	—	—
Net unrealized gains (losses) on equity securities	(409)	(1,149)	790
Mortgage banking	676	1,237	3,147
Bank owned life insurance	2,945	3,433	2,638
Card processing and interchange income	8,301	7,797	7,796
Other non-interest income	4,115	5,223	2,909
Total non-interest income	33,335	34,766	33,434
NON-INTEREST EXPENSES:
Compensation and benefits (includes $(174), $(113), and $(43) accumulated other comprehensive income reclassifications for net amortization of actuarial (gains) losses, respectively)	71,062	71,460	61,175
Net occupancy expense	14,509	13,298	12,381
Technology expense	20,202	17,041	11,723
State and local taxes	4,126	4,078	4,057
Legal, professional and examination fees	4,414	4,173	3,517
Advertising	3,133	2,887	2,081
FDIC insurance	3,879	2,796	2,509
Card processing and interchange expenses	5,025	4,801	3,836
Other non-interest expenses	18,992	17,088	15,154
Total non-interest expenses	145,342	137,622	116,433
INCOME BEFORE INCOME TAXES	71,829	78,214	70,778
INCOME TAX EXPENSE (includes $79, $134, and $116 income tax expense reclassification items, respectively)	13,809	15,026	13,071
NET INCOME	58,020	63,188	57,707
PREFERRED STOCK DIVIDENDS	4,302	4,302	4,302
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$53,718	$58,886	$53,405

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$2.56	$3.26	$3.16
Diluted Earnings Per Common Share	$2.55	$3.26	$3.16
Cash Dividends Declared	$0.700	$0.700	$0.685

NET INCOME	$58,020	$63,188	$57,707
OTHER COMPREHENSIVE INCOME (LOSS):
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification and tax	$6,109	$(53,576)	$(16,044)
Amortization of unrealized gains from held-to-maturity securities, net of tax	591	875	—
Change in actuarial gains (losses), for post-employment health care plan, net of amortization and tax	(139)	150	275
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of interest and tax	(119)	425	301
Total other comprehensive income (loss)	6,442	(52,126)	(15,468)
COMPREHENSIVE INCOME	$64,462	$11,062	$42,239

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2021	$57,785	$127,518	$218,727	$(2,967)	$15,074	$416,137
Net income	—	—	57,707	—	—	57,707
Other comprehensive loss	—	—	—	—	(15,468)	(15,468)
Forfeiture of restricted stock award grants (2,669 shares)	—	64	—	(64)	—	—
Restricted stock award grants (55,218 shares)	—	(1,374)	—	1,374	—	—
Performance based restricted stock award grants (10,587 shares)	—	(262)	—	262	—	—
Stock-based compensation expense	—	1,411	—	—	—	1,411
Contribution of treasury stock (3,000 shares)	—	(81)	—	81	—	—
Stock-based contribution expense	—	75	—	—	—	75
Purchase of treasury stock (36,359 shares)	—	—	—	(1,000)	—	(1,000)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,782 shares)	—	—	—	(143)	—	(143)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (941 shares)	—	—	—	(20)	—	(20)
Preferred cash dividend declared	—	—	(4,302)	—	—	(4,302)
Cash dividends declared ($0.685 per share)	—	—	(11,550)	—	—	(11,550)
Balance, December 31, 2021	57,785	127,351	260,582	(2,477)	(394)	442,847
Net income	—	—	63,188	—	—	63,188
Other comprehensive loss	—	—	—	—	(52,126)	(52,126)
Forfeiture of restricted stock award grants (1,440 shares)	—	36	—	(36)	—	—
Restricted stock award grants (57,823 shares)	—	(1,000)	—	1,000	—	—
Performance based restricted stock award grants (11,895 shares)	—	(173)	—	173	—	—
Stock-based compensation expense	—	1,248	—	—	—	1,248
Contribution of treasury stock (3,000 shares)	—	(44)	—	44	—	—
Stock-based contribution expense	—	84	—	—	—	84
Issuance of common stock, net of issuance costs (4,257,446 shares)	—	94,051	—	—	—	94,051
Purchase of treasury stock (50,166 shares)	—	—	—	(1,342)	—	(1,342)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,568 shares)	—	—	—	(203)	—	(203)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (4,706 shares)	—	—	—	(126)	—	(126)
Preferred cash dividend declared	—	—	(4,302)	—	—	(4,302)
Common cash dividends declared ($0.70 per share)	—	—	(12,557)	—	—	(12,557)
Balance, December 31, 2022	57,785	221,553	306,911	(2,967)	(52,520)	530,762

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Net income	—	—	58,020	—	—	58,020
Other comprehensive income	—	—	—	—	6,442	6,442
Forfeiture of restricted stock award grants (6,391 shares)	—	134	—	(134)	—	—
Restricted stock award grants (105,185 shares)	—	(2,743)	—	2,743	—	—
Performance based restricted stock award grants (4,118 shares)	—	(111)	—	111	—	—
Stock-based compensation expense	—	1,688	—	—	—	1,688
Contribution of treasury stock (3,000 shares)	—	(81)	—	81	—	—
Stock-based contribution expense	—	55	—	—	—	55
Purchase of treasury stock (326,459 shares)	—	—	—	(6,621)	—	(6,621)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (3,776 shares)	—	—	—	(89)	—	(89)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (584 shares)	—	—	—	(14)	—	(14)
Preferred cash dividend declared	—	—	(4,302)	—	—	(4,302)
Cash dividends declared ($0.70 per common share)	—	—	(14,694)	—	—	(14,694)
Balance, December 31, 2023	$57,785	$220,495	$345,935	$(6,890)	$(46,078)	$571,247

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,020	$63,188	$57,707
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	5,993	8,589	6,003
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	7,739	6,573	6,241
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(3,155)	(3,316)	(2,127)
Net amortization of deferred costs on borrowings	303	303	177
Accretion of deferred PPP processing fees	(3)	(1,889)	(8,737)
Deferred tax (benefit) expense	1,111	(1,814)	(1,691)
Net realized gains on sales of available-for-sale securities	(52)	(651)	(783)
Net realized and unrealized losses (gains) on equity securities	387	1,149	(790)
Gain on sale of loans held for sale	(447)	(1,285)	(2,737)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	27	(170)	230
Proceeds from sale of loans receivable	16,263	29,151	95,258
Origination of loans held for sale	(17,874)	(34,181)	(95,411)
Income on bank owned life insurance	(2,945)	(2,550)	(2,184)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	—	(883)	(454)
Restricted stock compensation expense	1,688	1,248	1,411
Stock-based contribution expense	55	84	75
Changes in:
Accrued interest receivable and other assets	(5,894)	(19,065)	(1,056)
Accrued interest payable, lease liabilities, and other liabilities	(14,193)	19,572	7,788
NET CASH PROVIDED BY OPERATING ACTIVITIES	47,023	64,053	58,920
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	42,726	70,033	170,962
Proceeds from sales of available-for-sale securities	13,151	22,164	33,553
Proceeds from sale of equity securities	296	—	—
Purchase of available-for-sale securities	(19,253)	(48,433)	(341,140)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	16,806	23,995	—
Purchases of held-to-maturity securities	—	(213,853)	—
Purchase of equity securities	(369)	(398)	(407)
Proceeds from loans held for sale previously classified as portfolio loans	4,994	—	1,921
Net increase in loans receivable	(197,594)	(630,605)	(246,043)
Purchase of bank owned life insurance	—	(11,644)	(22,000)
Proceeds from death benefit of bank owned life insurance policies	—	3,273	1,390
Redemption (purchase) of FHLB, other equity, and restricted equity interests	704	(7,439)	(2,258)
Purchase of premises and equipment	(10,847)	(12,290)	(6,484)
Proceeds from the sale of premises and equipment and foreclosed assets	52	496	746
Purchase of other intangibles	(125)	—	—
NET CASH USED BY INVESTING ACTIVITIES	(149,459)	(804,701)	(409,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, money market and savings accounts	316,280	(153,191)	623,967
Net increase (decrease) in certificates of deposit	60,033	60,009	(90,092)
Purchase of treasury stock	(6,724)	(1,671)	(1,163)
Proceeds from common stock offering, net of issuance costs	—	94,051	—
Cash dividends paid, common stock	(14,694)	(12,557)	(11,550)
Cash dividends paid, preferred stock	(4,302)	(4,302)	(4,302)
Proceeds from issuance of subordinated notes, net of issuance costs	—	—	83,484
Repayments on long-term borrowings	—	—	(50,000)
Net change in short-term borrowings	(132,396)	132,396	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	218,197	114,735	550,344
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	115,761	(625,913)	199,504
CASH AND CASH EQUIVALENTS, Beginning	106,285	732,198	532,694
CASH AND CASH EQUIVALENTS, Ending	$222,046	$106,285	$732,198

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Dollars in thousands

	Year ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$102,156	$26,804	$20,030
Income taxes	12,006	17,423	11,788
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$874	$785	$1,470
Transfers from loans held for sale to loans held for investment	1,666	6,448	9,965
Transfers from loans held for investment to loans held for sale	166	—	1,921
Transfer of securities from available-for-sale to held-to-maturity	—	220,757	—
Grant of restricted stock awards from treasury stock	2,743	1,000	1,374
Grant of performance based restricted stock awards from treasury stock	111	173	262
Restricted stock forfeiture	134	36	64
Contribution of stock from treasury stock	81	44	81
Lease liabilities arising from obtaining right-of-use assets	5,001	13,371	2,643

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

Subsequent Events

The Corporation has evaluated subsequent events for recognition and disclosure through the date these consolidated financial statements were issued.

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

Operating Segments

While the Corporation's Chief Operating Decision Maker ("CODM") monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis, and operating divisions are aggregated into one as operating results for all divisions are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

Restrictions on Cash

Note 17, "Derivative Instruments," to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

Debt Securities

Debt securities are classified as held-to-maturity ("HTM") and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale ("AFS") when they might be sold before maturity. AFS debt securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

The Corporation has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable and other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2023 and 2022, respectively.

Allowance for Credit Losses (AFS Debt Securities)

For AFS debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management confirms that an AFS security is uncollectable or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023 and December 31, 2022, the Corporation determined that the unrealized loss positions in AFS debt securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2, "Securities," and Note 4, "Fair Value," for more information about AFS debt securities.

Accrued interest receivable on AFS debt securities totaled $1.4 million and $1.5 million at December 31, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets.

Allowance for Credit Losses (HTM Debt Securities)

Management measures expected credit losses on HTM debt securities on a collective basis by major security type.

Accrued interest receivable on HTM debt securities totaled $1.3 million and $1.3 million at December 31, 2023 and 2022, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $21.6 million and $17.3 million at December 31, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Concentration of Credit Risk

Most of the Corporation’s business activity is with customers located within the Commonwealth of Pennsylvania and the states of Ohio, New York and Virginia. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economies of Pennsylvania, Ohio, New York and Virginia. At December 31, 2023 no industry concentration existed which exceeded 10% of the total loan portfolio.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. For further information on the allowance for credit losses on loans, see Note 3, "Loans Receivable and Allowance for Credit Losses," for additional detail.

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

Residential Mortgages secured by first liens: The Bank originates one-to-four family residential mortgage loans primarily within Central and Northwest Pennsylvania, Central and Northeast Ohio, Western New York, and Southwest Virginia market. These loans are secured by first liens on a primary residence or investment property. The primary risk characteristics associated with residential mortgage loans typically involve major changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce or death. Residential mortgage loans that have adjustable rates could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Residential Mortgages secured by junior liens: The Bank originates loans secured by junior liens against one to four family properties primarily within Central and Northwest Pennsylvania, Central and Northeast Ohio, Western New York, and Southwest Virginia market. Loans secured by junior liens are primarily in the form of an amortizing home equity loan. These loans are subordinate to a first mortgage which may be from another lending institution. The primary risk characteristics associated with loans secured by junior liens typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death. Real estate values could decrease and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Multifamily (5 or more) residential properties: The Bank originates mortgage loans for multifamily properties primarily within Central and Northwest Pennsylvania, Central and Northeast Ohio, Western New York, and Southwest Virginia market. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan.

Owner-occupied, nonfarm nonresidential properties: The Bank originates mortgage loans to operating companies primarily within Central and Northwest Pennsylvania, Central and Northeast Ohio, Western New York, and Southwest Virginia market. Owner-occupied real estate properties primarily include retail buildings, medical buildings and industrial/warehouse space. Owner-occupied loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions.

Non-owner occupied, nonfarm nonresidential properties: The Bank originates mortgage loans for commercial real estate that is managed as an investment property primarily within Central and Northwest Pennsylvania, Central and Northeast Ohio, Western New York, and Southwest Virginia market. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

The DCF model uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the Corporation is the Federal unemployment rate and the S&P/Case-Shiller U.S. National Home Price Index for select collective residential related pools. In building the current expected credit loss methodology utilized in the DCF model, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Federal unemployment rates and S&P/Case-Shiller U.S. National Home Price Index.

The portfolio segments utilizing the DCF methodology comprised 85.9% and 86.0% of the amortized cost of loans as of December 31, 2023 and December 31, 2022, respectively, and included:

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

The portfolio segments utilizing the WARM methodology comprised 14.1% and 14.0% of the amortized cost of loans as of December 31, 2023 and December 31, 2022, respectively, and included:

•1-4 Family Construction
•Other construction loans and all land development and other land loans
•Credit cards
•Other revolving credit plans
•Other consumer

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation and typically represent collateral dependent loans but may also include other nonperforming loans or borrowers experiencing financial difficulty. The Corporation uses the practical expedient to measure individually evaluated loans as collateral dependent and/or when repayment is expected to be provided substantially through the operation or sale of the collateral. Expected credit losses are based on the fair value at the reporting date, adjusted for selling costs as appropriate. For collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Management estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Bank and applying the loss factors used in the allowance for credit losses on loans methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. The estimate of credit losses on OBS credit exposures is $759 thousand and $603 thousand at December 31, 2023 and 2022, respectively, and was reported in accrued interest payable and other liabilities on the consolidated balance sheets .

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Corporation, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Corporation does not maintain effective control over the transferred assets.

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

During the fourth quarter of 2023, the Corporation elected to change the timing of its annual goodwill impairment test from December 31 to November 30. The selection of November 30 as the annual testing date for the impairment of goodwill is intended to move the testing to a time period outside of the Corporation's annual financial reporting process to allow the Corporation additional time to complete the analysis. The Corporation believes that this change is preferable under the circumstances, and that this change does not accelerate, delay or avoid an impairment charge. The Corporation has also determined that a change in the annual testing date did not result in adjustments to the consolidated financial statements when applied retrospectively. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is an intangible asset with an indefinite life on the Corporation’s balance sheet.

Other intangible assets consist of core deposit intangible assets arising from the acquisition of Bank of Akron in 2020 and naming rights associated with the formation of Ridge View Bank, a division of the Bank in 2023. The core deposit intangible assets from these acquisitions are amortized using an accelerated method over their estimated useful lives, which range from four years to ten years, respectively. The naming rights have an indefinite useful life.

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

Comprehensive Income

The Corporation presents comprehensive income as part of the Consolidated Statements of Income and Comprehensive Income. Other comprehensive income and loss consists of unrealized holding gains and losses on the AFS debt securities portfolio, amortization of AFS debt securities transferred to HTM, changes in the unrecognized actuarial gain and transition obligation related to the Corporation’s post retirement benefits plans, and changes in the fair value of the Corporation’s interest rate swaps, net of tax.

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

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

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

Revenue Recognition

The Corporation recognizes revenues when earned based upon (i) contractual terms as transactions occur, or (ii) as related services are provided and collectability is reasonably assured. The largest source of revenue for the Corporation is interest income, which is primarily recognized on an accrual basis according to a written contract, such as loan and lease agreements or investment securities contracts. The Corporation earns non-interest income through a variety of financial and transactional services such as security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit card fees, gains (losses) on sale of other real estate owned not financed by the Corporation, is not within the scope of ASU 2014-9.

The types of non-interest income within the scope of the standard that are material to the consolidated financial statements are services charges on deposit accounts, wealth and asset management fee income, card processing and interchange income, and other income and are discussed in greater detail below:

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

The Corporation does not exercise significant judgements in the recognition of income, as typically income is not recognized until the performance obligation has been satisfied. The Corporation has not recognized any assets from the costs to obtain or fulfill a contract with customers for revenue streams that fall within the guidance of Topic 606.

Adoption of New Accounting Standards

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

In January 2021, the FASB issued ASU 2021-01 - Reference Rate Reform (Topic 848). ASU 2021-01 expands and clarifies the scope of ASU 2020-04 to include derivatives affected by changes in interest rates used for margining, discounting, or contract price alignment, commonly referred to as the "discounting transaction." Derivatives impacted by the discounting transaction will be eligible for certain optional expedients and exceptions related to contract modifications and hedge accounting as defined in Topic 848. The amendments in this update are effective for all entities as of March 12, 2020, and based upon the amendments provided in ASU 2022-06 discussed below, can generally be applied through December 31, 2024. The adoption of ASU 2021-01 did not significantly impact the Corporation's financial statements and related disclosures.

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

Accounting Standards Adopted in 2022

In December 2022, FASB issued ASU 2022-06 - Reference Rate Reform (Topic 848). ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. ASU 2022-06 did not have a material impact on the Corporation's financial statements and related disclosures.

Accounting Standards Adopted in 2023

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This ASU requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, "Revenue from Contracts with Customers." ASU 2021-08 was effective for the Corporation on January 1, 2023 and did not have a material impact on its consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method." Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 was effective for the Corporation on January 1, 2023 and did not have a material impact on its consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors. The elimination of the TDRs guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. ASU 2022-02 was effective for the Corporation on January 1, 2023 and did not have a material impact on its consolidated financial statements and related disclosures.

In July 2023, FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force ("EITF") Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock." This ASU amends the FASB Accounting Standards Codification for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The updates were effective immediately. These updates did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

Effects of Newly Issued But Not Yet Effective Accounting Standards

In June 2022, FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." In this ASU, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The ASU also requires certain disclosures for equity securities that are subject to contractual restrictions. This guidance is effective for the Corporation on January 1, 2024, with early adoption permitted. The Corporation is evaluating the effect that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

In March 2023, FASB issued ASU 2023-01, "Leases (Topic 842): Common Control Arrangements." This ASU requires the Corporation to amortize leasehold improvements associated with common control leases over the useful life to the common control group. This guidance is effective for the Corporation on January 1, 2024 with early adoption permitted. The Corporation is evaluating the effect that ASU 2023-01 will have on its consolidated financial statements and related disclosures.

In March 2023, FASB issued ASU 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." In this ASU, these amendments allow the Corporation to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for the Corporation on January 1, 2024 with early adoption permitted. The Corporation is evaluating the effect that ASU 2023-02 will have on its consolidated financial statements and related disclosures.

In August 2023, FASB issued ASU 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 should be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The Corporation is evaluating the effect that ASU 2023-05 will have on its consolidated financial statements and related disclosures.

In October 2023, FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative." The ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Corporation is evaluating the effect that ASU 2023-06 will have on its consolidated financial statements and related disclosures.

In November 2023, FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures (Topic 280)." This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Corporation is evaluating the effect that ASU 2023-07 will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)." The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Corporation is evaluating the effect that ASU 2023-09 will have on its consolidated financial statements and related disclosures.

2.  Securities

AFS debt securities at December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$5,024	$—	$(36)	$—	$4,988
State & political subdivisions	105,102	22	(13,315)	—	91,809
Residential & multi-family mortgage	225,871	1	(34,353)	—	191,519
Corporate notes & bonds	48,459	13	(5,333)	—	43,139
Pooled SBA	11,347	—	(847)	—	10,500
Total	$395,803	$36	$(53,884)	$—	$341,955

	December 31, 2022
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$3,213	$—	$(84)	$—	$3,129
State & political subdivisions	112,734	24	(17,095)	—	95,663
Residential & multi-family mortgage	256,111	—	(38,564)	—	217,547
Corporate notes & bonds	47,111	—	(4,720)	—	42,391
Pooled SBA	13,823	—	(1,144)	—	12,679
Total	$432,992	$24	$(61,607)	$—	$371,409

HTM debt securities at December 31, 2023 and 2022 are as follows:

	December 31, 2023
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$302,945	$—	$(19,038)	$—	$283,907
Residential & multi-family mortgage	86,023	—	(9,360)	—	76,663
Total	$388,968	$—	$(28,398)	$—	$360,570

	December 31, 2022
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$307,711	$—	$(27,276)	$—	$280,435
Residential & multi-family mortgage	97,054	—	(10,101)	—	86,953
Total	$404,765	$—	$(37,377)	$—	$367,388

The Corporation elected to transfer 74 AFS debt securities with an aggregate fair value of $213.7 million to a classification of HTM during the year ended December 31, 2022. In accordance with FASB ASC 320-10-55-24, the transfer from AFS to HTM must be recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding loss of $5.6 million, net of tax, at the date of transfer was retained in accumulated other comprehensive income (loss), with the associated pre-tax amount retained in the carrying value of the HTM debt securities. Such amounts will be amortized to comprehensive income over the remaining life of the securities.

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses
2023	$13,151	$52	$—
2022	22,164	651	—
2021	33,553	783	—

The tax provision related to these net realized gains at December 31, 2023, 2022 and 2021 were $11 thousand, $137 thousand, and $164 thousand, respectively.

The following is a schedule of the contractual maturity of AFS and HTM debt securities, excluding equity securities, at December 31, 2023:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$13,023	$12,902	$68,745	$67,413
1 year – 5 years	40,995	38,750	188,794	177,158
5 years – 10 years	83,131	72,006	45,406	39,336
After 10 years	21,436	16,278	—	—
	158,585	139,936	302,945	283,907
Residential and multi-family mortgage	225,871	191,519	86,023	76,663
Pooled SBA	11,347	10,500	—	—
Total debt securities	$395,803	$341,955	$388,968	$360,570

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On December 31, 2023 and 2022, securities carried at $489.0 million and $561.8 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At December 31, 2023 and 2022, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.

AFS debt securities with unrealized losses at December 31, 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

December 31, 2023	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$2,487	$(1)	$1,956	$(35)	$4,443	$(36)
State & political subdivisions	749	—	84,828	(13,315)	85,577	(13,315)
Residential & multi-family mortgage	—	—	191,436	(34,353)	191,436	(34,353)
Corporate notes & bonds	978	(22)	41,488	(5,311)	42,466	(5,333)
Pooled SBA	—	—	10,409	(847)	10,409	(847)
Total	$4,214	$(23)	$330,117	$(53,861)	$334,331	$(53,884)

December 31, 2022	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$3,129	$(84)	$—	$—	$3,129	$(84)
State & political subdivisions	34,667	(1,887)	54,546	(15,208)	89,213	(17,095)
Residential and multi-family mortgage	48,996	(3,122)	168,551	(35,442)	217,547	(38,564)
Corporate notes & bonds	31,730	(3,403)	10,661	(1,317)	42,391	(4,720)
Pooled SBA	5,107	(314)	7,572	(830)	12,679	(1,144)
Total	$123,629	$(8,810)	$241,330	$(52,797)	$364,959	$(61,607)

HTM debt securities with unrealized losses at December 31, 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

December 31, 2023	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$—	$—	$283,907	$(19,038)	$283,907	$(19,038)
Residential & multi-family mortgage	—	—	76,663	(9,360)	76,663	(9,360)
Total	$—	$—	$360,570	$(28,398)	$360,570	$(28,398)

December 31, 2022	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$143,556	$(10,063)	$136,879	$(17,213)	$280,435	$(27,276)
State & political subdivisions	24,132	(2,253)	62,821	(7,848)	86,953	(10,101)
Total	$167,688	$(12,316)	$199,700	$(25,061)	$367,388	$(37,377)

The Corporation evaluates securities for possible credit allowance on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2023 and 2022, management performed an assessment for allowance for credit losses on the Corporation’s AFS debt securities in an unrealized loss position and as of December 31, 2023 management performed an assessment for allowance for credit losses on the Corporation's HTM debt securities.

First an assessment was performed to determine if the Corporation intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. Management determined it does not intend to sell and will not be required to sell any of the securities before recovery of its amortized cost. Next, management performed an evaluation relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities credit quality and ability to repay its debt obligations. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Based on the results of the assessment, management believes the decline in fair value is not the result of credit losses. As a result no credit allowance is required as of December 31, 2023.

As of December 31, 2023 and 2022 management concluded that the securities described in the previous paragraph did not decline in fair value due to credit factors for the following reasons:
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

In addition, the rise in interest rates is the primary driver of the decline in fair value below amortized cost as of December 31, 2023.

Equity securities at December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Corporate equity securities	$5,341	$6,973
Mutual funds	2,223	1,406
Money market	1,103	479
Corporate notes	634	757
Total	$9,301	$9,615

During the year ended December 31, 2023, 2022, and 2021, the proceeds from sold equity securities were $296 thousand in December 31, 2023, zero in December 31, 2022 and zero in December 31, 2021, resulting in net realized gains of $22 thousand in December 31, 2023, zero in December 31, 2022, and zero in December 31, 2021.

3.  Loans Receivable and Allowance for Credit Losses

Total net loans receivable at December 31, 2023 and 2022 are summarized as follows:

	2023	Percentage of Total	2022	Percentage of Total
Farmland	$31,869	0.7%	$32,168	0.8%
Owner-occupied, nonfarm nonresidential properties	493,064	11.0	468,493	11.0
Agricultural production and other loans to farmers	1,652	—	1,198	—
Commercial and Industrial [1]	726,442	16.3	791,911	18.5
Obligations (other than securities and leases) of states and political subdivisions	152,201	3.4	145,345	3.4
Other loans	25,507	0.6	24,710	0.6
Other construction loans and all land development and other land loans	491,539	11.0	446,685	10.5
Multifamily (5 or more) residential properties	254,342	5.7	257,696	6.0
Non-owner occupied, nonfarm nonresidential properties	896,043	20.1	795,315	18.6
1-4 Family Construction	51,207	1.1	51,171	1.2
Home equity lines of credit	130,700	2.9	124,892	2.9
Residential Mortgages secured by first liens	990,986	22.2	942,531	22.0
Residential Mortgages secured by junior liens	91,063	2.0	74,638	1.7
Other revolving credit plans	42,877	1.0	36,372	0.9
Automobile	25,315	0.6	21,806	0.5
Other consumer	51,592	1.1	49,144	1.1
Credit cards	11,785	0.3	10,825	0.3
Overdrafts	292	—	278	—
Total loans	$4,468,476	100.0%	$4,275,178	100.0%
Less: Allowance for credit losses	(45,832)		(43,436)
Loans, net	$4,422,644		$4,231,742

Net deferred loan origination fees (costs) included in the above loan table	$2,448		$4,463

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $108.7 million and $156.6 million as of December 31, 2023 and 2022, respectively.

Transactions in the allowance for credit losses for the year ended December 31, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$159	$—	$—	$(33)	$126
Owner-occupied, nonfarm nonresidential properties	2,905	(26)	29	1,041	3,949
Agricultural production and other loans to farmers	6	—	—	1	7
Commercial and Industrial	9,766	(392)	438	(379)	9,433
Obligations (other than securities and leases) of states and political subdivisions	1,863	—	—	750	2,613
Other loans	456	—	—	(69)	387
Other construction loans and all land development and other land loans	3,253	—	—	780	4,033
Multifamily (5 or more) residential properties	2,353	(65)	6	(1,264)	1,030
Non-owner occupied, nonfarm nonresidential properties	7,653	(694)	10	2,201	9,170
1-4 Family Construction	327	—	—	29	356
Home equity lines of credit	1,173	(10)	5	(337)	831
Residential Mortgages secured by first liens	8,484	(117)	3	(320)	8,050
Residential Mortgages secured by junior liens	1,035	—	—	441	1,476
Other revolving credit plans	722	(119)	30	340	973
Automobile	271	(56)	1	142	358
Other consumer	2,665	(1,982)	134	1,836	2,653
Credit cards	67	(189)	18	199	95
Overdrafts	278	(604)	139	479	292
Total loans	$43,436	$(4,254)	$813	$5,837	$45,832
(1) Excludes provision for credit losses related to unfunded commitments. Note 18, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

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
(1) Excludes provision for credit losses related to unfunded commitments. Note 18, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

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
(1) Excludes provision for credit losses related to unfunded commitments. Note 18, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

For the year ended December 31, 2023, the allowance for credit losses increased primarily due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. The year-over-year increase in reserves experienced in 2022 was primarily due to loan growth, the impact of net charge-offs, and the provision for credit losses recorded in 2022. There is still a significant amount of uncertainty related to the domestic and global economy, tightening credit conditions, persistent inflation, and higher interest rates. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $6.0 million for the year ended December 31, 2023, compared to $8.6 million and $6.0 million for the years ended December 31, 2022 and 2021, respectively. Included in the provision for credit losses for the year ended December 31, 2023 was $156 thousand related to the allowance for unfunded commitments compared to $603 thousand and zero provision towards the allowance for unfunded commitments for the years ended December 31, 2022 and 2021, respectively.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2023 and 2022, respectively:

	December 31, 2023
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$1,083	$1,083	$—
Owner-occupied, nonfarm nonresidential properties	2,673	1,488	—
Commercial and Industrial	7,512	4,389	—
Other construction loans and all land development and other land loans	1,653	104	—
Multifamily (5 or more) residential properties	305	305	—
Non-owner occupied, nonfarm nonresidential properties	9,076	6,716	—
Home equity lines of credit	940	940	—
Residential Mortgages secured by first liens	5,316	4,902	23
Residential Mortgages secured by junior liens	123	123	—
Other revolving credit plans	81	81	—
Automobile	79	79	—
Other consumer	798	798	—
Credit cards	—	—	32
Total loans	$29,639	$21,008	$55

	December 31, 2022
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$1,011	$1,011	$994
Owner-occupied, nonfarm nonresidential properties	2,055	1,987	—
Commercial and Industrial	5,485	2,366	71
Other construction loans and all land development and other land loans	567	567	—
Multifamily (5 or more) residential properties	1,066	423	—
Non-owner occupied, nonfarm nonresidential properties	5,081	2,665	—
Home equity lines of credit	475	475	—
Residential Mortgages secured by first liens	4,329	3,882	48
Residential Mortgages secured by junior liens	91	91	—
Other revolving credit plans	26	26	—
Automobile	19	19	—
Other consumer	781	781	—
Credit cards	—	—	8
Total loans	$20,986	$14,293	$1,121

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while loans are on nonaccrual status.

The following tables present the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2023 and 2022, respectively:

	December 31, 2023
	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$736	$—
Owner-occupied, nonfarm nonresidential properties	6,890	4
Commercial and Industrial	5,489	4,291
Other construction loans and all land development and other land loans	1,549	—
Multifamily (5 or more) residential properties	305	—
Non-owner occupied, nonfarm nonresidential properties	8,291	—
Home equity lines of credit	308	—
Residential Mortgages secured by first liens	1,070	—
Total loans	$24,638	$4,295

	December 31, 2022
	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$829	$—
Owner-occupied, nonfarm nonresidential properties	1,296	4
Commercial and Industrial	—	1,904
Other construction loans and all land development and other land loans	501	—
Multifamily (5 or more) residential properties	1,066	—
Non-owner occupied, nonfarm nonresidential properties	5,874	—
Home equity lines of credit	335	—
Residential Mortgages secured by first liens	1,150	—
Total loans	$11,051	$1,908

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2023 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$—	$182	$129	$311	$31,558	$31,869
Owner-occupied, nonfarm nonresidential properties	120	—	1,390	1,510	491,554	493,064
Agricultural production and other loans to farmers	—	—	—	—	1,652	1,652
Commercial and Industrial	64	379	314	757	725,685	726,442
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	152,201	152,201
Other loans	—	—	—	—	25,507	25,507
Other construction loans and all land development and other land loans	—	41	1,612	1,653	489,886	491,539
Multifamily (5 or more) residential properties	—	—	305	305	254,037	254,342
Non-owner occupied, nonfarm nonresidential properties	95	299	2,031	2,425	893,618	896,043
1-4 Family Construction	—	—	—	—	51,207	51,207
Home equity lines of credit	582	682	339	1,603	129,097	130,700
Residential Mortgages secured by first liens	2,360	1,094	1,651	5,105	985,881	990,986
Residential Mortgages secured by junior liens	21	38	60	119	90,944	91,063
Other revolving credit plans	114	41	14	169	42,708	42,877
Automobile	62	5	67	134	25,181	25,315
Other consumer	452	453	354	1,259	50,333	51,592
Credit cards	110	17	32	159	11,626	11,785
Overdrafts	—	—	—	—	292	292
Total loans	$3,980	$3,231	$8,298	$15,509	$4,452,967	$4,468,476

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2022 by class of loans.

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$—	$—	$1,136	$1,136	$31,032	$32,168
Owner-occupied, nonfarm nonresidential properties	185	27	734	946	467,547	468,493
Agricultural production and other loans to farmers	—	—	—	—	1,198	1,198
Commercial and Industrial	246	93	611	950	790,961	791,911
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	145,345	145,345
Other loans	—	—	—	—	24,710	24,710
Other construction loans and all land development and other land loans	1,522	—	501	2,023	444,662	446,685
Multifamily (5 or more) residential properties	706	—	90	796	256,900	257,696
Non-owner occupied, nonfarm nonresidential properties	113	60	879	1,052	794,263	795,315
1-4 Family Construction	—	—	—	—	51,171	51,171
Home equity lines of credit	203	10	49	262	124,630	124,892
Residential Mortgages secured by first liens	1,302	538	1,775	3,615	938,916	942,531
Residential Mortgages secured by junior liens	5	—	51	56	74,582	74,638
Other revolving credit plans	65	27	—	92	36,280	36,372
Automobile	36	—	—	36	21,770	21,806
Other consumer	361	188	473	1,022	48,122	49,144
Credit cards	196	18	8	222	10,603	10,825
Overdrafts	—	—	—	—	278	278
Total loans	$4,940	$961	$6,307	$12,208	$4,262,970	$4,275,178

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

The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$5,934	$—	$—	$—	1.2%
Commercial and Industrial	—	7,794	524	320	—	1.2
Non-owner occupied, nonfarm nonresidential properties	—	5,911	—	—	785	0.7
Residential Mortgages secured by first liens	—	—	414	—	—	—
Residential Mortgages secured by junior liens	—	—	29	—	—	—
Total	$—	$19,639	$967	$320	$785	0.5%

The Corporation has zero in unfunded available credit to customers whose loan receivables are included in the previous table.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified during the year ended December 31, 2023:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$5,934	$—	$—	$—	$—
Commercial and Industrial	8,638	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	6,696	—	—	—	—
Residential Mortgages secured by first liens	414	—	—	—	—
Residential Mortgages secured by junior liens	29	—	—	—	—
Total	$21,711	$—	$—	$—	$—

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	1.00	0.5%
Non-owner occupied, nonfarm nonresidential properties	—	0.75	—
Residential Mortgages secured by first liens	—	0.50	—
Residential Mortgages secured by junior liens	—	0.50	—
Total	$—	0.76	0.5%

The following table presents the amortized cost basis of loans that had a payment default during the year ended December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

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

As of December 31, 2022, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The Corporation had an amortized cost in TDRs of $12.4 million and $16.6 million as of December 31, 2022 and 2021, respectively. The Corporation has allocated $2.2 million and $2.6 million of allowance for those loans as of December 31, 2022 and 2021, respectively.

The following tables presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2022, and 2021:

	Year Ended December 31, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Commercial and Industrial	1	$96	$96	Extend Amortization
Non-owner occupied, nonfarm nonresidential properties	1	1,784	1,784	Modify Rate and Extend Amortization
Total loans	2	$1,880	$1,880

	Year Ended December 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Commercial and Industrial	2	3,336	3,336	Modify Payment
Multifamily (5 or more) residential properties	1	717	717	Modify Payment
Non-owner occupied, nonfarm nonresidential properties	1	1,604	1,604	Modify Payment
Total loans	4	$5,657	$5,657

The TDRs described above increased the allowance for credit losses by immaterial amounts for the years ended December 31, 2022, and 2021, respectively.

A loan receivable is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans receivable modified as TDRs for which there was a payment default within twelve months following the modification during the years ended December 31, 2022 and 2021, respectively, and no principal balances were forgiven in connection with the loan receivable restructurings.

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

The following tables represent the Corporation's commercial credit risk profile by risk rating as of December 31, 2023 and 2022, respectively. Loans receivable not rated as special mention, substandard, or doubtful are considered to be pass rated loans.

	December 31, 2023
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$30,786	$—	$1,083	$—	$1,083	$31,869
Owner-occupied, nonfarm nonresidential properties	461,554	20,177	11,333	—	31,510	493,064
Agricultural production and other loans to farmers	1,652	—	—	—	—	1,652
Commercial and Industrial	653,981	52,030	20,431	—	72,461	726,442
Obligations (other than securities and leases) of states and political subdivisions	139,014	13,187	—	—	13,187	152,201
Other loans	25,507	—	—	—	—	25,507
Other construction loans and all land development and other land loans	484,620	5,307	1,612	—	6,919	491,539
Multifamily (5 or more) residential properties	252,199	1,346	797	—	2,143	254,342
Non-owner occupied, nonfarm nonresidential properties	869,264	3,008	23,771	—	26,779	896,043
Total loans	$2,918,577	$95,055	$59,027	$—	$154,082	$3,072,659

	December 31, 2022
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$29,706	$1,450	$1,012	$—	$2,462	$32,168
Owner-occupied, nonfarm nonresidential properties	433,467	27,796	7,230	—	35,026	468,493
Agricultural production and other loans to farmers	1,198	—	—	—	—	1,198
Commercial and Industrial	765,821	14,740	10,037	1,313	26,090	791,911
Obligations (other than securities and leases) of states and political subdivisions	145,345	—	—	—	—	145,345
Other loans	24,710	—	—	—	—	24,710
Other construction loans and all land development and other land loans	443,300	1,296	2,089	—	3,385	446,685
Multifamily (5 or more) residential properties	256,120	510	1,066	—	1,576	257,696
Non-owner occupied, nonfarm nonresidential properties	772,450	2,791	20,074	—	22,865	795,315
Total loans	$2,872,117	$48,583	$41,508	$1,313	$91,404	$2,963,521

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2023. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$3,153	$11,393	$6,845	$1,465	$815	$6,813	$302	$—	$30,786
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	306	—	—	777	—	—	1,083
Total	$3,153	$11,393	$7,151	$1,465	$815	$7,590	$302	$—	$31,869
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$62,529	$121,722	$103,698	$44,286	$45,749	$73,649	$9,921	$—	$461,554
Special mention	320	1,304	1,180	13,623	407	210	3,133	—	20,177
Substandard	848	—	696	292	6,738	2,593	166	—	11,333
Total	$63,697	$123,026	$105,574	$58,201	$52,894	$76,452	$13,220	$—	$493,064
Current period gross write offs	$—	$—	$—	$—	$—	$26	$—	$—	$26

Agricultural production and other loans to farmers
Risk rating
Pass	$703	$34	$89	$60	$5	$159	$602	$—	$1,652
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$703	$34	$89	$60	$5	$159	$602	$—	$1,652
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$78,325	$140,178	$141,439	$33,475	$6,662	$14,709	$239,193	$—	$653,981
Special mention	7,718	7,803	2,795	65	139	21	33,489	—	52,030
Substandard	—	385	4,281	396	3,476	1,655	10,238	—	20,431
Total	$86,043	$148,366	$148,515	$33,936	$10,277	$16,385	$282,920	$—	$726,442
Current period gross write offs	$50	$—	$—	$191	$—	$—	$151	$—	$392

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$24,964	$16,791	$31,768	$12,399	$4,190	$45,331	$3,571	$—	$139,014
Special mention	—	—	—	—	—	13,187	—	—	13,187
Substandard	—	—	—	—	—	—	—	—	—
Total	$24,964	$16,791	$31,768	$12,399	$4,190	$58,518	$3,571	$—	$152,201
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating
Pass	$3,649	$12,211	$5,289	$1,809	$288	$—	$2,261	$—	$25,507
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$3,649	$12,211	$5,289	$1,809	$288	$—	$2,261	$—	$25,507
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$111,843	$269,531	$69,470	$19,028	$6,086	$1,262	$7,400	$—	$484,620
Special mention	—	5,307	—	—	—	—	—	—	5,307
Substandard	—	—	—	—	1,549	—	63	—	1,612
Total	$111,843	$274,838	$69,470	$19,028	$7,635	$1,262	$7,463	$—	$491,539
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$37,366	$95,635	$63,203	$24,527	$10,928	$19,786	$754	$—	$252,199
Special mention	1,346	—	—	—	—	—	—	—	1,346
Substandard	797	—	—	—	—	—	—	—	797
Total	$39,509	$95,635	$63,203	$24,527	$10,928	$19,786	$754	$—	$254,342
Current period gross write offs	$—	$—	$—	$—	$—	$65	$—	$—	$65

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$192,826	$297,394	$151,365	$39,585	$54,388	$125,532	$8,174	$—	$869,264
Special mention	—	—	—	1,887	—	688	433	—	3,008
Substandard	778	1,134	488	5,911	3,266	10,484	1,710	—	23,771
Total	$193,604	$298,528	$151,853	$47,383	$57,654	$136,704	$10,317	$—	$896,043
Current period gross write offs	$—	$358	$—	$—	$88	$—	$248	$—	$694

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

	December 31, 2023			December 31, 2022
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$51,207	$—	$51,207	$51,171	$—	$51,171
Home equity lines of credit	129,760	940	130,700	124,417	475	124,892
Residential Mortgages secured by first liens	985,647	5,339	990,986	938,154	4,377	942,531
Residential Mortgages secured by junior liens	90,940	123	91,063	74,547	91	74,638
Other revolving credit plans	42,796	81	42,877	36,346	26	36,372
Automobile	25,236	79	25,315	21,787	19	21,806
Other consumer	50,794	798	51,592	48,363	781	49,144
Total loans	$1,376,380	$7,360	$1,383,740	$1,294,785	$5,769	$1,300,554

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2023. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$23,465	$14,915	$10,079	$1,206	$685	$58	$799	$—	$51,207
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$23,465	$14,915	$10,079	$1,206	$685	$58	$799	$—	$51,207
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$27,110	$32,027	$11,437	$9,844	$6,781	$30,467	$7,479	$4,615	$129,760
Nonperforming	—	—	—	—	—	14	—	926	940
Total	$27,110	$32,027	$11,437	$9,844	$6,781	$30,481	$7,479	$5,541	$130,700
Current period gross write offs	$—	$—	$—	$—	$10	$—	$—	$—	$10

Residential mortgages secured by first lien
Payment performance
Performing	$134,522	$233,346	$199,997	$143,318	$77,293	$194,010	$3,161	$—	$985,647
Nonperforming	497	174	787	615	492	2,736	38	—	5,339
Total	$135,019	$233,520	$200,784	$143,933	$77,785	$196,746	$3,199	$—	$990,986
Current period gross write offs	$—	$—	$—	$—	$—	$22	$95	$—	$117

Residential mortgages secured by junior liens
Payment performance
Performing	$28,685	$27,032	$14,027	$7,102	$3,888	$8,833	$1,373	$—	$90,940
Nonperforming	—	38	—	—	—	42	43	—	123
Total	$28,685	$27,070	$14,027	$7,102	$3,888	$8,875	$1,416	$—	$91,063
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$8,684	$8,027	$2,732	$11,274	$1,634	$10,445	$—	$—	$42,796
Nonperforming	—	29	5	—	—	47	—	—	81
Total	$8,684	$8,056	$2,737	$11,274	$1,634	$10,492	$—	$—	$42,877
Current period gross write offs	$—	$—	$50	$4	$16	$49	$—	$—	$119

Automobile
Payment performance
Performing	$12,545	$6,800	$2,597	$1,472	$1,025	$797	$—	$—	$25,236
Nonperforming	16	51	—	7	5	—	—	—	79
Total	$12,561	$6,851	$2,597	$1,479	$1,030	$797	$—	$—	$25,315
Current period gross write offs	$18	$23	$—	$8	$7	$—	$—	$—	$56

Other consumer
Payment performance
Performing	$27,202	$12,261	$5,255	$3,107	$1,471	$1,498	$—	$—	$50,794
Nonperforming	283	330	116	12	6	51	—	—	798
Total	$27,485	$12,591	$5,371	$3,119	$1,477	$1,549	$—	$—	$51,592
Current period gross write offs	$210	$1,164	$467	$96	$33	$12	$—	$—	$1,982

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2022. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$30,451	$16,360	$2,577	$752	$62	$—	$969	$—	$51,171
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$30,451	$16,360	$2,577	$752	$62	$—	$969	$—	$51,171
Home equity lines of credit
Payment performance
Performing	$34,738	$13,654	$12,903	$8,587	$7,924	$38,127	$8,484	$—	$124,417
Nonperforming	—	—	—	10	—	465	—	—	475
Total	$34,738	$13,654	$12,903	$8,597	$7,924	$38,592	$8,484	$—	$124,892
Residential mortgages secured by first lien
Payment performance
Performing	$229,842	$222,522	$159,651	$91,238	$49,587	$181,939	$3,375	$—	$938,154
Nonperforming	—	771	273	581	416	2,150	186	—	4,377
Total	$229,842	$223,293	$159,924	$91,819	$50,003	$184,089	$3,561	$—	$942,531
Residential mortgages secured by junior liens
Payment performance
Performing	$31,837	$17,163	$8,326	$4,956	$3,073	$8,395	$797	$—	$74,547
Nonperforming	—	—	—	—	—	47	44	—	91
Total	$31,837	$17,163	$8,326	$4,956	$3,073	$8,442	$841	$—	$74,638
Other revolving credit plans
Payment performance
Performing	$10,778	$2,820	$7,911	$2,264	$2,265	$10,308	$—	$—	$36,346
Nonperforming	—	—	—	4	14	8	—	—	26
Total	$10,778	$2,820	$7,911	$2,268	$2,279	$10,316	$—	$—	$36,372
Automobile
Payment performance
Performing	$10,146	$4,637	$2,945	$2,349	$1,117	$593	$—	$—	$21,787
Nonperforming	—	—	10	7	2	—	—	—	19
Total	$10,146	$4,637	$2,955	$2,356	$1,119	$593	$—	$—	$21,806
Other consumer
Payment performance
Performing	$26,699	$12,120	$5,333	$2,176	$776	$1,259	$—	$—	$48,363
Nonperforming	403	220	85	22	6	45	—	—	781
Total	$27,102	$12,340	$5,418	$2,198	$782	$1,304	$—	$—	$49,144

	December 31, 2023	December 31, 2022
Credit card
Payment performance
Performing	$11,753	$10,817
Nonperforming	32	8
Total	$11,785	$10,825
Current period gross write offs	$189

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Gross consumer loans	$31,242	$31,821
Less: unearned discounts	(5,696)	(5,972)
Total consumer loans, net of unearned discounts	$25,546	$25,849

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

Assets and liabilities measured at fair value on a recurring basis were as follows at December 31, 2023 and 2022:

		Fair Value Measurements at December 31, 2023 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities (1)	$4,988	$4,988	$—	$—
States and political subdivisions	91,809	—	91,809	—
Residential and multi-family mortgage	191,519	—	191,519	—
Corporate notes and bonds	43,139	—	43,139	—
Pooled SBA	10,500	—	10,500	—
Total Securities Available-For-Sale	$341,955	$4,988	$336,967	$—
Interest rate swaps	$1,013	$—	$1,013	$—
Equity Securities:
Corporate equity securities	$5,341	$5,341	$—	$—
Mutual funds	2,223	2,223	—	—
Money market	1,103	1,103	—	—
Corporate notes	634	—	634	—
Total Equity Securities	$9,301	$8,667	$634	$—
Liabilities
Interest rate swaps	$(1,013)	$—	$(1,013)	$—
(1) In 2023, the Corporation transitioned to a new pricing provider, leading to the reclassification of United States Treasury investments as Level 1 pricing instruments.

		Fair Value Measurements at December 31, 2022 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$3,129	$—	$3,129	$—
States and political subdivisions	95,663	—	95,663	—
Residential and multi-family mortgage	217,547	—	217,547	—
Corporate notes and bonds	42,391	—	42,391	—
Pooled SBA	12,679	—	12,679	—
Total Securities Available-For-Sale	$371,409	$—	$371,409	$—
Interest rate swaps	$1,850	$—	$1,850	$—
Equity Securities:
Corporate equity securities	$6,973	$6,973	$—	$—
Mutual funds	1,406	1,406	—	—
Money market	479	479	—	—
Corporate notes	757	757	—	—
Total Equity Securities	$9,615	$9,615	$—	$—
Liabilities
Interest rate swaps	$(1,700)	$—	$(1,700)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2023 and 2022:

		Fair Value Measurements at December 31, 2023 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$736	$—	$—	$736
Owner-occupied, nonfarm nonresidential properties	5,589	—	—	5,589
Commercial and industrial	7,425	—	—	7,425
Other construction loans and all land development loans and other land loans	1,299	—	—	1,299
Multifamily (5 or more) residential properties	305	—	—	305
Non-owner occupied, nonfarm nonresidential	7,216	—	—	7,216
Home equity lines of credit	308	—	—	308
Residential mortgages secured by first liens	871	—	—	871

		Fair Value Measurements at December 31, 2022 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$829	$—	$—	$829
Owner-occupied, nonfarm nonresidential properties	1,071	—	—	1,071
Commercial and industrial	1,631	—	—	1,631
Other construction loans and all land development loans and other land loans	501	—	—	501
Multifamily (5 or more) residential properties	613	—	—	613
Non-owner occupied, nonfarm nonresidential	3,867	—	—	3,867
Home equity lines of credit	335	—	—	335
Residential mortgages secured by first liens	944	—	—	944

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2023:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$736	Valuation of third party appraisal on underlying collateral	Loss severity rates	29%-31% (30%)
Owner-occupied, nonfarm nonresidential properties	5,589	Valuation of third party appraisal on underlying collateral	Loss severity rates	9%-100% (14%)
Commercial and industrial	7,425	Valuation of third party appraisal on underlying collateral	Loss severity rates	8%-75% (31%)
Other construction loans and all land development loans and other land loans	1,299	Valuation of third party appraisal on underlying collateral	Loss severity rates	32% (32%)
Multifamily (5 or more) residential properties	305	Valuation of third party appraisal on underlying collateral	Loss severity rates	28% (28%)
Non-owner occupied, nonfarm nonresidential	7,216	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-48% (43%)
Home equity lines of credit	308	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-17% (15%)
Residential mortgages secured by first liens	871	Valuation of third party appraisal on underlying collateral	Loss severity rates	17%-42% (31%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2022:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$829	Valuation of third party appraisal on underlying collateral	Loss severity rates	20% (20%)
Owner-occupied, nonfarm nonresidential properties	1,071	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (29%)
Commercial and industrial	1,631	Valuation of third party appraisal on underlying collateral	Loss severity rates	3%-49% (23%)
Other construction loans and all land development loans and other land loans	501	Valuation of third party appraisal on underlying collateral	Loss severity rates	33% (33%)
Multifamily (5 or more) residential properties	613	Valuation of third party appraisal on underlying collateral	Loss severity rates	19%-25% (23%)
Non-owner occupied, nonfarm nonresidential	3,867	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-53% (35%)
Home equity lines of credit	335	Valuation of third party appraisal on underlying collateral	Loss severity rates	15% (15%)
Residential mortgages secured by first liens	944	Valuation of third party appraisal on underlying collateral	Loss severity rates	17%-42% (31%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2023:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$222,046	$222,046	$—	$—	$222,046
Debt securities available-for-sale (1)	341,955	4,988	336,967	—	341,955
Debt securities held-to-maturity (1)	388,968	104,141	256,429	—	360,570
Equity securities	9,301	8,667	634	—	9,301
Loans held for sale	675	—	677	—	677
Net loans receivable	4,422,644	—	—	4,323,476	4,323,476
FHLB and other restricted stock holdings and investments	30,011	n/a	n/a	n/a	n/a
Interest rate swaps	1,013	—	1,013	—	1,013
Accrued interest receivable	24,318	410	2,319	21,589	24,318
Liabilities:
Deposits	$(4,998,750)	$(4,492,256)	$(508,181)	$—	$(5,000,437)
Subordinated debentures	(104,887)	—	(134,298)	—	(134,298)
Interest rate swaps	(1,013)	—	(1,013)	—	(1,013)
Accrued interest payable	(3,550)	—	(3,550)	—	(3,550)
(1) In 2023, the Corporation transitioned to a new pricing provider, leading to the reclassification of United States Treasury investments as Level 1 pricing instruments.

The following table presents the carrying amount and fair value of financial instruments at December 31, 2022:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$106,285	$106,285	$—	$—	$106,285
Debt securities available-for-sale	371,409	—	371,409	—	371,409
Debt securities held-to-maturity	404,765	—	367,388	—	367,388
Equity securities	9,615	9,615			9,615
Loans held for sale	231	—	231	—	231
Net loans	4,231,742	—	—	4,157,843	4,157,843
FHLB and other equity interests	30,715	n/a	n/a	n/a	n/a
Interest rate swaps	1,850	—	1,850	—	1,850
Accrued interest receivable	20,194	—	2,867	17,327	20,194
Liabilities:
Deposits	$(4,622,437)	$(4,175,976)	$(445,788)	$—	$(4,621,764)
FHLB and other borrowings	(132,396)	—	(132,396)	—	(132,396)
Subordinated debentures	(104,584)	—	(117,378)	—	(117,378)
Interest rate swaps	(1,700)	—	(1,700)	—	(1,700)
Accrued interest payable	(1,839)	—	(1,839)	—	(1,839)

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

5.  Secondary Market Mortgage Activities

Total loans serviced for others were $258.5 million and $264.5 million for the years ended December 31, 2023 and 2022, respectively.

The following summarizes secondary market mortgage activities for the years ended December 31, 2023, 2022, and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Loans originated for resale	$17,874	$34,181	$95,411
Proceeds from sales of loans held for sale	16,263	29,151	97,179
Net gains on sales of loans held for sale	447	1,285	2,737
Loan servicing fees	744	781	720

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2023, 2022, and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Balance, beginning of year	$1,804	$1,664	$1,527
Additions	114	232	514
Servicing rights acquired	—	—	—
Amortization	(364)	(92)	(377)
Balance, end of year	$1,554	$1,804	$1,664

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was not materially different than amortized cost at December 31, 2023 and 2022, respectively. No valuation allowance was deemed necessary at December 31, 2023, 2022, and 2021. The fair value of interest rate lock commitments and forward commitments to sell loans were not material at December 31, 2023 or 2022.

6.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Land	$9,043	$8,534
Premises and leasehold improvements	87,591	74,873
Furniture and equipment	45,703	42,513
Construction in process	2,047	7,582
	144,384	133,502
Less: accumulated depreciation	70,684	64,967
Premises and equipment, net	$73,700	$68,535

Depreciation on premises and equipment amounted to $5.7 million in 2023, $5.3 million in 2022 and $5.3 million in 2021.

7.  Leases

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

Leases	Classification	December 31, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$35,699	$32,307
Finance lease assets	Premises and equipment, net (1)	215	286
Total leased assets		$35,914	$32,593

Liabilities:
Operating lease liabilities	Operating lease liabilities	$37,650	$33,726
Finance lease liabilities	Accrued interest payable and other liabilities	294	383
Total leased liabilities		$37,944	$34,109
(1) Finance lease assets are recorded net of accumulated amortization of $1.0 million and $930 thousand as of December 31, 2023 and 2022, respectively.

The components of the Corporation's net lease expense for the years ended December 31, 2023, 2022, and 2021 were as follows:

Lease Cost	Classification	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost	Net occupancy expense	$2,963	$2,264	$1,801
Variable lease cost	Net occupancy expense	92	59	55
Finance lease cost:
Amortization of leased assets	Net occupancy expense	72	72	72
Interest on lease liabilities	Interest expense - borrowed funds	15	19	23
Sublease income (1)	Net occupancy expense	(93)	(79)	(71)
Net lease cost		$3,049	$2,335	$1,880
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of December 31, 2023:

Maturity of Lease Liabilities as of December 31, 2023	Operating Leases (1)	Finance Leases	Total
2024	$2,554	$105	$2,659
2025	2,579	105	2,684
2026	2,567	105	2,672
2027	2,543	—	2,543
2028	2,563	—	2,563
After 2028	47,677	—	47,677
Total lease payments	60,483	315	60,798
Less: Interest	22,833	21	22,854
Present value of lease liabilities	$37,650	$294	$37,944
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $8.2 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Other information related to the Corporation's lease liabilities as of December 31, 2023 and 2022 was as follows:

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	23.0	23.9
Finance leases	3.0	4.0

Weighted-average discount rate
Operating leases	4.05%	3.83%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of December 31, 2023 and 2022 was as follows:

Other Information	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used by operating leases	$1,134	$1,183

8.  Goodwill and Intangible Assets
Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Balance, beginning of year	$43,749	$43,749
Acquired during the year	—	—
Balance, end of year	$43,749	$43,749

Impairment exists when the carrying value of goodwill exceeds its fair value. The Corporation completed its annual goodwill impairment test as of December 31, 2022 and concluded that no impairment charges were required as of that date. During the fourth quarter of 2023, the Corporation elected to change the timing of its annual goodwill impairment test from December 31 to November 30. The selection of November 30 as the annual testing date for the impairment of goodwill is intended to move the testing to a time period outside of the Corporation's annual financial reporting process to allow the Corporation additional time to complete the analysis. The Corporation believes that this change is preferable under the circumstances, and that this change does not accelerate, delay or avoid an impairment charge. The Corporation has also determined that a change in the annual testing date did not result in adjustments to the consolidated financial statements when applied retrospectively.

At November 30, 2023, the Corporation elected to perform a quantitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value, including goodwill. The Corporation engaged a third party valuation firm to assist in performing the quantitative analysis using multiple approaches, reflecting assumptions that were provided and weighted by management. The primary methodology used was the discounted cash flow approach while also considering a market approach of comparing the multiples of the Corporation to multiples of similar public companies and market price with control premiums. In addition, the value relied upon projections and growth rates prepared by management. Based upon the valuation prepared, the quantitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

Intangible Assets

In connection with its acquisition of Bank of Akron in 2020, the Corporation recorded a core deposit intangible asset of $613 thousand. During the year ended December 31, 2023, 2022, and 2021, the Corporation recorded amortization expense of $84 thousand, $96 thousand, and $107 thousand, respectively. The net carrying value at December 31, 2023 and 2022 was $280 thousand and $364 thousand, respectively. No other intangible assets were required to be recorded in connection with the acquisition of Bank of Akron.

Estimated amortization expense of core deposit intangible assets for each of the next five years is as follows:

2024	$73
2025	62
2026	51
2027	40
2028	29
Thereafter	25
Total	$280

In connection with the formation of Ridge View Bank, a division of the Bank, the Corporation recorded an intangible asset related to naming rights in 2023. The naming rights have an indefinite useful life. The Corporation does not amortize intangible assets with indefinite lives but assesses them for impairment annually or more frequently if events or changes in circumstances indicate potential impairment.

As of December 31, 2023, the carrying amount of naming rights intangible assets was $125 thousand and no impairment indicators were identified during the year ended December 31, 2023.

Management evaluates events or changes in circumstances that may impact the indefinite useful life assessment of the naming rights intangible asset. If impairment indicators are identified, the Corporation will perform a qualitative or quantitative impairment test, as applicable.

9.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2023:

Time deposits maturing:
2024	$405,920
2025	80,856
2026	8,671
2027	6,472
2028	2,865
Thereafter	1,710
Total	$506,494

Certificates of deposit of $250 thousand or more totaled $100.2 million and $135.4 million at December 31, 2023 and 2022, respectively.

The Corporation had $208.3 million in brokered deposits as of December 31, 2023 compared to $24.1 million at December 31, 2022. In addition, the Corporation had $739.3 million and $4.6 million in reciprocal deposits at December 31, 2023 and December 31, 2022, respectively.

10.  Borrowings

At December 31, 2023 and 2022, the Corporation had available one $10 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings on the line of credit at December 31, 2023 and 2022.

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

Total loans pledged to the FHLB at December 31, 2023 and 2022, were $1.8 billion and $1.6 billion, respectively. The Bank could obtain advances of up to approximately $993.8 million from the FHLB at December 31, 2023 and $757.8 million at December 31, 2022.

At December 31, 2023 and December 31, 2022, outstanding advances from the FHLB were as follows:

	2023	2022
Open Repo borrowing at an interest rate of 5.68% and 4.45% at December 31, 2023 and December 31, 2022. The maximum amount of the Open Repo borrowing available is $250,000.	$—	$132,396
Total	$—	$132,396

At December 31, 2023 and 2022, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $155.7 million and $75.5 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program. At December 31, 2023, the Bank had borrowing capacity through the Federal Reserve BIC program of $255.5 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At December 31, 2023, the Bank has pledged certain qualifying loans with an unpaid principal balance of $282.7 million and securities with a carrying value of $78.5 million as collateral.

Other Borrowings

At December 31, 2023 and 2022, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based on the three-month LIBOR plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 7.20% at December 31, 2023 and 6.32% at December 31, 2022. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.7 million and $1.0 million as of December 31, 2023 and December 31, 2022, respectively.

11.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan. The plan permits eligible employees to make pre-tax and Roth contributions up to 70% of salary. Employees 21 years of age or over with a minimum of 90 days of service are eligible for matching contributions by the Corporation at 100% for every 1% contributed up to 3% then 50% for every 1% contributed up to the next 2% in total of the employee’s compensation. The Corporation’s matching contribution and related expenses were $1.8 million, $1.6 million and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. A profit sharing discretionary non-contributory pension plan component is in place for employees 21 years of age or over with a minimum of one-year with 1,000 hours of service and allows employer contributions in an amount equal to a percentage of eligible compensation plus 5.7% of the compensation in excess of $160 thousand, subject to a $330 thousand salary limit. The Corporation recognized profit sharing expense of $3.6 million, $2.9 million and $2.0 million for the year ended December 31, 2023, 2022, and 2021 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2023 and 2022, obligations of $10.0 million and $9.7 million, respectively, were included in other liabilities for this plan. Expenses related to this plan were $565 thousand for the year ended December 31, 2023, $1.3 million for the year ended December 31, 2022, and $2.1 million for the year ended December 31, 2021.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2023 and 2022, obligations of $1.3 million and $1.6 million, respectively, were included in other liabilities for this plan. Expenses (benefits) related to this plan were $(213) thousand for the year ended December 31, 2023, $81 thousand for the year ended December 31, 2022 and $196 thousand for the year ended December 31, 2021.

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

12.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Balance, beginning of year	$3,650	$3,675	$3,085
Deferrals, dividends, and changes in fair value	638	(2)	1,084
Deferred compensation payments	(180)	(23)	(494)
Balance, end of year	$4,108	$3,650	$3,675

13.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2023, 2022, and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Current – federal	$11,446	$15,494	$13,494
Current – state	1,252	1,346	1,268
Deferred – federal	1,110	(1,618)	(1,025)
Deferred – state	1	(196)	(666)
Income tax expense	$13,809	$15,026	$13,071

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	December 31, 2023	%	December 31, 2022	%	December 31, 2021	%
Tax at statutory rate	$15,084	21.0%	$16,425	21.0%	$14,863	21.0%
Tax exempt income, net	(1,090)	(1.5)	(1,036)	(1.3)	(1,016)	(1.4)
Bank owned life insurance	(619)	(0.9)	(721)	(0.9)	(554)	(0.8)
Tax credits, net of amortization	(173)	(0.3)	(193)	(0.3)	(215)	(0.3)
Effect of state tax	990	1.4	908	1.2	476	0.7
Other	(383)	(0.5)	(357)	(0.5)	(483)	(0.7)
Income tax expense	$13,809	19.2%	$15,026	19.2%	$13,071	18.5%

The following table sets forth deferred taxes as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for credit losses	$10,515	$9,154
Fair value adjustments – business combination	771	917
Deferred compensation	3,693	3,448
Net operating loss carryover	516	344
Post-retirement benefits	605	647
Unrealized loss on equity securities	129	—
Nonaccrual loan interest	476	348
Accrued expenses	579	2,300
Deferred fees and costs	557	997
Unrealized loss on securities available-for-sale	11,308	12,914
Unrealized loss on securities held-to-maturity	1,108	1,265
Operating lease liability	8,509	7,645
Other	453	671
	39,219	40,650
Deferred tax liabilities:
Premises and equipment	3,761	3,409
Unrealized gain on equity securities	—	119
Intangibles – section 197	2,487	2,492
Mortgage servicing rights	345	399
Unrealized gain on interest rate swap	—	32
Operating lease asset	8,128	7,397
Other	571	68
	15,292	13,916
Net deferred tax asset	$23,927	$26,734

At December 31, 2023 and 2022, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

At December 31, 2023, the Corporation had state net operating loss carryforwards of $15.2 million related to the acquisition of Bank of Akron, which will expire at various dates from 2034 to 2039. The Corporation's ability to utilize carryforwards is limited to $363 thousand per year. Due to this limitation, management has determined it is more likely than not that approximately $9.5 million of net operating loss carryforwards will expire unutilized.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2023, 2022, and 2021, there were no amounts accrued for interest and/or penalties and no amounts recorded as expense for the years ending December 31, 2023, 2022, and 2021.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as filing various state returns. The Corporation is no longer subject to U.S. federal income tax examinations by the taxing authorities for years prior to 2020. Tax years 2020 through 2023 are open to examination.

14.  Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2023 were as follows:

Beginning balance	$44,998
New loans and advances	2,716
Effect of changes in composition of related parties	462
Repayments	(8,047)
Ending balance	$40,129

Deposits from principal officers, directors, and their affiliates were $11.4 million and $13.7 million at December 31, 2023 and 2022, respectively.

15. Stock-Based Compensation

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

The 2019 Stock Incentive Plan provides for up to 507,671 shares of common stock to be awarded in the form of nonqualified options or restricted stock. For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. All stock-based compensation grants during the years ending December 31, 2023, 2022, and 2021 and outstanding at December 31, 2023, 2022 and 2021 were time-based and performance-based restricted stock.

During the years ended December 31, 2023, 2022, and 2021, the Executive Compensation and Personnel Committee of the Corporation's Board of Directors granted a total of 105,185, 57,823, and 55,218 shares, respectively, of time-based restricted common stock to certain key employees and all independent directors of the Corporation.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $1.7 million, $1.2 million and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $354 thousand, $262 thousand, and $296 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

A summary of changes in time-based unvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value
Non-vested at January 1, 2023	69,746	$25.21
Granted	90,675	23.63
Forfeited	(6,391)	24.34
Vested	(29,096)	25.28
Non-vested at December 31, 2023	124,934	$24.09

The above table excludes 14,510 shares in restricted stock awards that were granted to the Corporation’s Board of Directors at a weighted average fair value of $24.12 and immediately vested. As of December 31, 2023 and 2022, there was $2.1 million and $1.2 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2019 Stock Incentive Plan. The fair value of shares vesting during the year end December 31, 2023, 2022, and 2021 was $1.0 million, $1.4 million and $835 thousand, respectively.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards ("PBRSAs") to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. Awards with a maximum of 23,124 shares, 13,761 shares, and 18,210 shares in aggregate were granted to key employees in 2023, 2022, and 2021, respectively.

Total compensation expense related to the PBRSAs and included in the above compensation expense total was $235 thousand, $91 thousand and $378 thousand for 2023, 2022, and 2021. Estimated remaining unearned compensation related to PBRSAs at December 31, 2023 was $442 thousand.

In 2022, the 2020 PBRSAs were fully earned and in 2023, 4,118 shares were fully distributed. The fair value of the 4,118 shares distributed in 2023 was $99 thousand. In 2021, the 2019 PBRSAs were fully earned and in 2022, 11,895 shares were fully distributed. The fair value of the 11,895 shares distributed in 2022 was $318 thousand.

The number of authorized stock-based awards still available for grant as of December 31, 2023 was 165,165.

16.  Regulatory Capital Matters

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action ("PCA") regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. The net unrealized gain or loss on AFS debt securities is excluded from computing regulatory capital. Management believes as of December 31, 2023 the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2023 and 2022. The capital adequacy ratio includes the capital conservation buffer.

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital to Risk Weighted Assets
Consolidated	$725,091	15.99%	$476,235	10.50%	N/A	N/A
Bank	603,409	13.36	474,339	10.50	$451,751	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	598,785	13.20	385,523	8.50	N/A	N/A
Bank	563,412	12.47	383,989	8.50	361,401	8.00
Common equity Tier 1 to Risk Weighted Assets
Consolidated	521,000	11.49	317,490	7.00	N/A	N/A
Bank	556,033	12.31	316,226	7.00	293,638	6.50
Tier 1 (Core) Capital to Average Assets
Consolidated	598,785	10.54	227,231	4.00	N/A	N/A
Bank	563,412	9.86	228,573	4.00	285,716	5.00
December 31, 2022
Total Capital to Risk Weighted Assets
Consolidated	$688,164	16.08%	$449,370	10.50%	N/A	N/A
Bank	525,048	12.32	447,436	10.50	$426,130	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	566,454	13.24	363,776	8.50	N/A	N/A
Bank	489,374	11.48	362,210	8.50	340,904	8.00
Common equity Tier 1 to Risk Weighted Assets
Consolidated	488,669	11.42	299,580	7.00	N/A	N/A
Bank	481,995	11.31	298,291	7.00	276,984	6.50
Tier 1 (Core) Capital to Average Assets
Consolidated	566,454	10.74	210,988	4.00	N/A	N/A
Bank	489,374	9.22	212,283	4.00	265,354	5.00
(1) The minimum amounts and ratios as of December 31, 2023 and 2022 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. During 2023, $421.5 million of accumulated net earnings of the Bank included in consolidated shareholders’ equity, plus any 2024 net profits retained to the date of the dividend declared, is available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.

17.  Derivative Instruments

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

As of December 31, 2023 and 2022, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021:

	Liability Derivative
	Balance Sheet	Fair value
	Location	December 31, 2023	December 31, 2022
Interest rate contract	Accrued interest receivable (payable) and other assets (liabilities)	$—	$150

For the Year Ended December 31, 2023	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$(119)	Interest expense – subordinated debentures		$151	Other income	$—
For the Year Ended December 31, 2022
Interest rate contract	425	Interest expense – subordinated debentures		(127)	Other income	—
For the Year Ended December 31, 2021
Interest rate contract	301	Interest expense – subordinated debentures		(276)	Other income	—
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
(c)Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

As of December 31, 2023 and 2022, a cash collateral balance of zero and $200 thousand, respectively, was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $173 thousand as of December 31, 2023 and $173 thousand as of December 31, 2022. This balance is included in cash and due from banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions. Effective on September 30, 2023, the Corporation amended all of the back-to-back swap contracts to reference the 1-month SOFR plus a credit spread adjustment of 11.448 basis points "Fallback SOFR."

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of December 31, 2023 and 2022:

	Current Notional Amount	Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
December 31, 2023
3rd Party interest rate swaps	$21,302	4.9	4.19%	1 month Fallback SOFR + 1.79%	$1,013	(a)
Customer interest rate swaps	(21,302)	4.9	4.19%	1 month Fallback SOFR + 1.79%	(1,013)	(b)
December 31, 2022
3rd Party interest rate swaps	$31,417	4.9	4.12%	1 month LIBOR + 1.68%	$1,700	(a)
Customer interest rate swaps	(31,417)	4.9	4.12%	1 month LIBOR + 1.68%	(1,700)	(b)
(a)Reported in accrued interest receivable and other assets within the consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the consolidated balance sheets

Risk Participation Agreements

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institution related to loans in which the Corporation is a participant. The RPAs provide credit protection to the financial institutions should the borrower fail to perform on its interest rate derivative contracts with the financial institutions. The notional amounts of these contingent agreements total $21.7 million as of December 31, 2023, and zero as of December 31, 2022.

18.  Off-Balance Sheet Commitments and Contingencies

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Corporation uses the same credit policies for underwriting all loans, including these commitments and conditional obligations.

As of December 31, 2023 and 2022, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 17, “Derivative Instruments,” for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$111,526	$370,437	$126,594	$441,008
Unused lines of credit	11,219	789,534	7,444	725,277
Standby letters of credit	18,649	2,480	16,124	1,603

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

Allowance for Credit Losses on Unfunded Loan Commitments

The Corporation maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans receivable, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on the Corporation's consolidated statements of income. The allowance for unfunded commitments is included in other liabilities in the consolidated balance sheets. Note 3, "Loans Receivable and Allowance for Credit Losses," in the consolidated financial statements provides more detail concerning the provision for credit losses related to the loan portfolio of the Corporation.

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the years ended December 31, 2023, 2022, and 2021, respectively:

	Year ended December 31,
	2023	2022	2021
Beginning balance	$603	$—	$—
Provision for credit losses on unfunded loan commitments (1)	156	603	—
Ending balance	$759	$603	$—
(1) Excludes provision for credit losses related to the loan portfolio.

Other Off-Balance Sheet Commitments

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business companies ("SBIC") and other limited partnerships, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of December 31, 2023 and 2022, were $21.7 million and $17.0 million, respectively. Unfunded capital commitments in investments in SBIC's and other limited partnerships totaled $6.8 million and $5.5 million as of December 31, 2023 and 2022, respectively. These investments are accounted for under the equity method of accounting.

Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of December 31, 2023 and 2022 were $3.8 million and $4.5 million, respectively. The related amortization for the years ended December 31, 2023, 2022, and 2021 were $747 thousand, $803 thousand, and $691 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the consolidated balance sheet, as of December 31, 2023 and 2022, were $796 thousand and $1.0 million, respectively.

Litigation

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Corporation.

19. Parent Company Only Financial Information

CONDENSED BALANCE SHEETS	December 31,
	2023	2022
Assets
Cash	$100,427	$142,832
Equity securities	1,795	2,750
Investment in bank subsidiary	548,493	466,268
Investment in non-bank subsidiaries	23,262	21,566
Deferred assets and current receivables	1,894	1,782
Other assets	925	931
Total assets	$676,796	$636,129
Liabilities
Subordinated debentures	$104,887	$104,584
Other liabilities	662	783
Total liabilities	105,549	105,367
Stockholders' equity	571,247	530,762
Total liabilities and stockholders' equity	$676,796	$636,129

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
Income:	2023	2022	2021
Dividends from:
Bank subsidiary	$22,295	$21,225	$22,165
Non-bank subsidiaries	1,325	1,431	1,700
Other	240	198	210
Total income	23,860	22,854	24,075
Expenses	(7,084)	(6,112)	(6,657)
Income before income taxes and equity in undistributed net income of subsidiaries:	16,776	16,742	17,418
Change in net unrealized holdings gains (losses) on equity securities not held for trading	(722)	(132)	121
Income tax benefit	1,606	1,422	1,381
Equity in undistributed net income of bank subsidiary	38,702	43,846	37,178
Equity in undistributed (distributions in excess) of net income of non-bank subsidiaries	1,658	1,310	1,609
Net income	58,020	63,188	57,707
Dividends on preferred stock	(4,302)	(4,302)	(4,302)
Net income available to common stockholders	$53,718	$58,886	$53,405

Comprehensive income attributable to the parent	$58,020	$63,613	$58,008

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2023	2022	2021
Net income
Adjustments to reconcile net income to net cash provided by	$58,020	$63,188	$57,707
Operating activities:
Equity in undistributed net income of bank subsidiary	(38,702)	(43,846)	(37,178)
(Equity in undistributed) distributions in excess of net income of non–bank subsidiaries	(1,658)	(1,310)	(1,609)
Net realized and unrealized (gains) losses on equity securities	700	132	(121)
Decrease in other assets	(230)	609	60
Increase in other liabilities	2,064	1,571	978
Net cash provided by operating activities	20,194	20,344	19,837
Cash flows from investing activities:
Purchase of equity securities	(41)	(32)	—
Sales and maturities of equity securities with readily determinable fair value	296	—	—
Investment in bank subsidiaries	(37,000)	—	—
Net cash used in investing activities	(36,745)	(32)	—
Cash flows from financing activities:
Dividends paid on common stock	(14,694)	(12,557)	(11,550)
Dividends paid on preferred stock	(4,302)	(4,302)	(4,302)
Proceeds from issuance of long term debt	—	—	83,484
Repayment of long term debt	—	—	(50,000)
Purchase of treasury stock	(6,858)	(1,707)	(1,163)
Net proceeds from issuance of common stock	—	94,051	—
Net cash provided by financing activities	(25,854)	75,485	16,469
Net (decrease) increase in cash	(42,405)	95,797	36,306
Cash beginning of year	142,832	47,035	10,729
Cash end of year	$100,427	$142,832	$47,035

20. Earnings Per Share

The computation of basic and diluted earnings per common share is shown below. There were no anti-dilutive stock options for the years ended December 31, 2023, 2022, and 2021.

	Years Ended December 31,
	2023	2022	2021
Basic earnings per common share computation
Net income per consolidated statements of income	$53,718	$58,886	$53,405
Net earnings allocated to participating securities	(283)	(229)	(183)
Net earnings allocated to common stock	$53,435	$58,657	$53,222
Distributed earnings allocated to common stock	$14,607	$12,508	$11,514
Undistributed earnings allocated to common stock	38,828	46,149	41,708
Net earnings allocated to common stock	$53,435	$58,657	$53,222
Weighted average common shares outstanding, including shares considered participating securities	21,010	18,057	16,875
Less: Average participating securities	(106)	(70)	(55)
Weighted average shares	20,904	17,987	16,820
Basic earnings per common share	$2.56	$3.26	$3.16
Diluted earnings per common share computation
Net earnings allocated to common stock	$53,435	$58,657	$53,222
Weighted average common shares outstanding for basic earnings per common share	20,904	17,987	16,820
Add: Dilutive effects of performance based-shares	40	33	—
Weighted average shares and dilutive potential common shares	20,944	18,020	16,820
Diluted earnings per common share	$2.55	$3.26	$3.16

21. Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2023, 2022, and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Unrealized holding gains (losses) on available-for-sale securities	$7,785	$(67,167)	$(19,526)
Less reclassification adjustment for gains recognized in earnings	(52)	(651)	(783)
Net unrealized gains (losses)	7,733	(67,818)	(20,309)
Tax effect	(1,624)	14,242	4,265
Net-of-tax amount	6,109	(53,576)	(16,044)
Amortization of unrealized gains from held-to-maturity securities	748	1,107	—
Tax effect	(157)	(232)	—
Net-of-tax amount	591	875	—
Actuarial gains (losses) on postemployment health care plan	(2)	303	391
Net amortization of transition obligation and actuarial gain	(174)	(113)	(43)
Net unrealized gains (losses) on postemployment health care plan	(176)	190	348
Tax effect	37	(40)	(73)
Net-of-tax amount	(139)	150	275
Unrealized gains on interest rate swap	—	411	105
Less reclassification adjustment for gains (losses) recognized in earnings	(151)	127	276
Net unrealized gains (losses)	(151)	538	381
Tax effect	32	(113)	(80)
Net-of-tax amount	(119)	425	301
Other comprehensive income (loss)	$6,442	$(52,126)	$(15,468)

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2023, 2022, and 2021.

	Balance December 31, 2022	Comprehensive Income (Loss)	Balance December 31, 2023
Unrealized gains on securities available-for-sale	$(54,282)	$6,109	$(48,173)
Amortization of unrealized gains from held-to-maturity securities	875	591	1,466
Unrealized gains (losses) on postretirement benefits plan	768	(139)	629
Unrealized gains (losses) on interest rate swap	119	(119)	—
Total	$(52,520)	$6,442	$(46,078)

	Balance December 31, 2021	Comprehensive Income (Loss)	Balance December 31, 2022
Unrealized losses on securities available-for-sale	$(706)	$(53,576)	$(54,282)
Amortization of unrealized gains from held-to-maturity securities	—	875	875
Unrealized gains on postretirement benefits plan	618	150	768
Unrealized gains (losses) on interest rate swap	(306)	425	119
Total	$(394)	$(52,126)	$(52,520)

	Balance January 1, 2021	Comprehensive Income (Loss)	Balance December 31, 2021
Unrealized gains (losses) on securities available-for-sale	$15,338	$(16,044)	$(706)
Unrealized gains on postretirement benefits plan	343	275	618
Unrealized gains (losses) on interest rate swap	(607)	301	(306)
Total	$15,074	$(15,468)	$(394)

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by FORVIS, LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Annual Report on Form 10-K.

/s/ Michael D. Peduzzi	/s/ Tito L. Lima
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 7, 2024	Date: March 7, 2024

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Corporation, nor the Corporation itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), which we will file with the SEC on or before 120 days after our 2023 fiscal year-end, and which will appear in the 2024 Proxy Statement under the captions "Proposal 1. Election of Directors," "Executive Officers," "Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee," "Certain Transactions" and "Other Matters – Delinquent Section 16(a) Reports."

The Corporation’s Board of Directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.cnbbank.bank.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2024 Proxy Statement, including the information in the 2024 Proxy Statement appearing under the captions "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Compensation Committee Report" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2024 Proxy Statement, including the information in the 2024 Proxy Statement appearing under the captions "Stock Ownership" and "Compensation of Executive Officers – Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2024 Proxy Statement, including the information in the 2024 Proxy Statement appearing under the captions "Proposal 1. Election of Directors," "Corporate Governance" and "Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2024 Proxy Statement, including the information in the 2024 Proxy Statement appearing under the captions "Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee," "Proposal No. 4: Ratification of the Appointment of Independent Registered Public Accounting Firm" and "Concerning the Independent Registered Public Accounting Firm."

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
FORVIS, LLP, Indianapolis, IN, (U.S. PCAOB Auditor Firm I.D.: 686);
Crowe LLP, Columbus, OH, (U.S. PCAOB Auditor Firm I.D.: 173)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3) The following exhibits are filed as a part of this report:

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

3.2	Second Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

3.3	Statement with Respect to Shares of 7.125% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, effective as of August 25, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2022)

4.2	Form of Certificate representing the 7.125% Series A Fixed-Rated Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.3	Deposit Agreement, dated August 25, 2020, among CNB Financial Corporation, American Stock Transfer & Trust Company, LLC, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.4	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.3 of the Registration Statement on Form 8-A filed on August 25, 2020)

4.5	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2021)

10.1(1)	CNB Financial Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

10.2(1)	Form of CNB Financial Corporation 2019 Omnibus Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.3(1)	Form of CNB Financial Corporation 2019 Omnibus Incentive Plan Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

Exhibit No.	Description

10.4(1)	Executive Employment Agreement dated October 24, 2019 by and among CNB Financial Corporation, CNB Bank and Joseph B. Bower Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 25, 2019)

10.5(1)	Executive Employment Contract, dated February 8, 2012, by and between CNB Bank and Richard L . Greslick, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 9, 2012)

10.6(1)	Letter Agreement, dated April 4, 2022, by and between CNB, CNB Bank and Joseph E. Dell, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2022)

10.7(1)	Executive Employment Agreement, dated March 23, 2020, by and between CNB Financial Corporation, CNB Bank and Tito L. Lima (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2020)

10.8(1)
Executive Employment Agreement, dated August 30, 2021, by and between CNB Financial Corporation, CNB Bank and Martin T. Griffith (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 3, 2021)

10.9(1)	Executive Employment Agreement, dated November 27, 2023, by and between CNB Financial Corporation, CNB Bank and Michael Peduzzi (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2023)

10.10(1)	Executive Employment Contract, dated October 7, 2015, by and between CNB Bank and Leanne D. Kassab (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.11(1)	Executive Salary Continuation Plan Agreement, by and between CNB Bank and Joseph B. Bower, Jr., amended and restated, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.12(1)	Executive Salary Continuation Plan Agreement, by and between CNB Bank and Richard L. Greslick, Jr., effective as of January 1, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.13(1)	Supplemental Executive Retirement Plan for Michael D. Peduzzi, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.14
Form of Subordinated Note Purchase Agreement, dated June 3, 2021, by and among CNB Financial Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2021)

10.15(1)	Defined Contribution Plan for Tito L. Lima, effective as of January 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2022)

10.16(1)	Defined Contribution Plan for Leanne Kassab, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.17(1)	Executive Deferred Compensation Plan, amended and restated, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.18(1)	Executive Deferred Compensation Plan Amendment No. 1, dated as of January 19, 2015 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.19(1)	Amendment No. 1 to Defined Contribution Plan for Tito L. Lima (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

Exhibit No.	Description

10.20(1)	Amendment No. 1 to Defined Contribution Plan for Leanne Kassab (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.21(1)	Amendment No. 1 to Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.22(1)	Schedule A to Supplemental Executive Retirement Plan for Michael D. Peduzzi (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.23(1)	Schedule A to Supplemental Executive Retirement Plan for Tito L. Lima (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.24(1)	Schedule A to Supplemental Executive Retirement Plan for Leanne Kassab (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.25(1)	Schedule A to Supplemental Executive Retirement Plan for Martin Griffith (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.26(1)	Amendment No. 1 to Executive Salary Continuation Plan Agreement for Richard L. Greslick (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

21	List of subsidiaries of CNB Financial Corporation (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

23.1	Consent of FORVIS, LLP

23.2	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1) Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 7, 2024	By:	/s/ Michael D. Peduzzi
MICHAEL D. PEDUZZI
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2024.

/s/ Michael D. Peduzzi	/s/ Jeffrey S. Powell
MICHAEL D. PEDUZZI	JEFFREY S. POWELL, Chairperson
President and Director
(Principal Executive Officer)

/s/ Richard L. Greslick, Jr.	/s/ Richard B. Seager
RICHARD L. GRESLICK, JR.	RICHARD B. SEAGER, Director
Secretary and Director

/s/ Tito L. Lima	/s/ Francis X. Straub, III
TITO L. LIMA	FRANCIS X. STRAUB, III, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ N. Michael Obi	/s/ Peter C. Varischetti
N. MICHAEL OBI, Director	PETER C. VARISCHETTI, Director

/s/ Joel E. Peterson	/s/ Julie M. Young
JOEL E. PETERSON, Director	JULIE M. YOUNG, Director

/s/ Deborah Dick Pontzer
DEBORAH DICK PONTZER, Director

/s/ Peter F. Smith
PETER F. SMITH, Director

/s/ Nicholas N. Scott
NICHOLAS N. SCOTT, Director