Form 10-Q
period 2024-03-31
CNB FINANCIAL CORP/PA
filed 2024-05-01
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of April 30, 2024:
COMMON STOCK, NO PAR VALUE PER SHARE: 21,003,568 SHARES

INDEX
PART I.
FINANCIAL INFORMATION

Forward-Looking Statements and Factors that Could Affect Future Results

The information below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, liquidity, results of operations, future performance and business of CNB Financial Corporation (the "Corporation"). These forward-looking statements are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Corporation’s control). Forward-looking statements often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future conditional verbs such as "may," "will," "should," "would" and "could." The Corporation’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance.

Factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) adverse changes or conditions in capital and financial markets, including actual or potential stresses in the banking industry; (ii) changes in the interest rate environment; (iii) the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs; (iv) effectiveness of our data security controls in the face of cyber attacks and any reputational risks following a cybersecurity incident; (v) the duration and scope of a pandemic and the local, national and global impact of a pandemic; (vi) changes in general business, industry or economic conditions or competition; (vii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (viii) higher than expected costs or other difficulties related to integration of combined or merged businesses; (ix) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (x) changes in the quality or composition of our loan and investment portfolios; (xi) adequacy of loan loss reserves; (xii) increased competition; (xiii) loss of certain key officers; (xiv) deposit attrition; (xv) rapidly changing technology; (xvi) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xvii) changes in the cost of funds, demand for loan products or demand for financial services; and (xviii) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on the Corporation's financial position and results of operations.

The forward-looking statements contained herein are based upon management’s beliefs and assumptions. Any forward-looking statement made herein speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements included in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except to the extent required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur and you should not put undue reliance on any forward-looking statements.

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents due from banks	$38,953	$54,789
Interest-bearing deposits with Federal Reserve	259,464	164,385
Interest-bearing deposits with other financial institutions	3,036	2,872
Total cash and cash equivalents	301,453	222,046
Debt securities available-for-sale, at fair value (amortized cost of $403,994 and $395,803, respectively)	348,565	341,955
Debt securities held-to-maturity, at amortized cost (fair value $352,138 and $360,570, respectively)	381,706	388,968
Equity securities	9,581	9,301
Loans held for sale	1,010	675
Loans receivable
PPP loans, net of deferred processing fees	39	48
Syndicated loans	78,685	108,710
Loans	4,352,674	4,359,718
Total loans receivable	4,431,398	4,468,476
Less: allowance for credit losses	(45,832)	(45,832)
Net loans receivable	4,385,566	4,422,644
FHLB and other restricted stock holdings and investments	31,017	30,011
Premises and equipment, net	74,712	73,700
Operating lease right-of-use assets	35,775	35,699
Bank owned life insurance	115,235	114,468
Mortgage servicing rights	1,499	1,554
Goodwill and other intangibles	43,874	43,874
Core deposit intangible, net	260	280
Accrued interest receivable and other assets	71,159	67,782
Total Assets	$5,801,412	$5,752,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$749,178	$728,881
Interest-bearing demand deposits	719,781	803,093
Savings	3,035,823	2,960,282
Certificates of deposit	532,771	506,494
Total deposits	5,037,553	4,998,750
Short-term borrowings	—	—
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,343	84,267
Operating lease liabilities	37,832	37,650
Accrued interest payable and other liabilities	42,424	40,423
Total liabilities	5,222,772	5,181,710
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at March 31, 2024 and December 31, 2023	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,235,503 at March 31, 2024 and 21,235,503 at December 31, 2023	—	—
Additional paid in capital	218,224	220,495
Retained earnings	353,780	345,935
Treasury stock, at cost (210,808 shares at March 31, 2024 and 339,064 shares December 31, 2023)	(3,946)	(6,890)
Accumulated other comprehensive loss	(47,203)	(46,078)
Total shareholders’ equity	578,640	571,247
Total Liabilities and Shareholders’ Equity	$5,801,412	$5,752,957

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended March 31,
	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$71,513	$62,327
Processing fees on PPP loans	—	1
Securities:
Taxable	6,136	4,030
Tax-exempt	167	197
Dividends	89	85
Total interest and dividend income	77,905	66,640
INTEREST EXPENSE:
Deposits	31,548	16,699
Borrowed funds and finance lease liabilities	3	1,263
Subordinated notes and debentures (includes $0 and $(45) accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	1,132	1,039
Total interest expense	32,683	19,001
NET INTEREST INCOME	45,222	47,639
PROVISION FOR CREDIT LOSS EXPENSE	1,320	1,290
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	43,902	46,349
NON-INTEREST INCOME:
Service charges on deposit accounts	1,694	1,795
Other service charges and fees	695	631
Wealth and asset management fees	1,802	1,817
Net realized gains on available-for-sale securities (includes $0 and $22 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	—	22
Net realized and unrealized gains (losses) on equity securities	191	(286)
Mortgage banking	196	168
Bank owned life insurance	767	764
Card processing and interchange income	2,016	2,059
Other non-interest income	1,594	1,072
Total non-interest income	8,955	8,042
NON-INTEREST EXPENSES:
Compensation and benefits	18,787	17,045
Net occupancy expense	3,640	3,566
Technology expense	5,072	4,258
State and local taxes	1,143	1,050
Legal, professional, and examination fees	1,172	845
Advertising	685	544
FDIC insurance premiums	990	873
Dues and subscriptions	542	506
Card processing and interchange expenses	1,179	1,490
Other non-interest expenses	4,214	3,813
Total non-interest expenses	37,424	33,990
INCOME BEFORE INCOME TAXES	15,433	20,401
INCOME TAX EXPENSE (includes $0 and $14 income tax expense from reclassification items, respectively)	2,833	3,912
NET INCOME	12,600	16,489
PREFERRED STOCK DIVIDENDS	1,075	1,075
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,525	$15,414
AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,823,766	21,042,579
Diluted	20,887,088	21,077,531
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.55	$0.73
Diluted Earnings Per Common Share	$0.55	$0.73
Cash Dividends Declared	$0.175	$0.175
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
Dollars in thousands

	Three Months Ended March 31,
	2024	2023
NET INCOME	$12,600	$16,489
Other comprehensive income (loss), net of tax:
Net change in fair value of derivative instruments:
Unrealized loss on interest rate swaps, net of tax $0 and $0, respectively	—	(1)
Reclassification adjustment for (gains) recognized in earnings, net of tax $0 and $9, respectively	—	(36)
	—	(37)
Net change in debt securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax of $332 and $(1,531), respectively	(1,249)	5,760
Amortization of unrealized losses from held-to-maturity securities, net of tax of $(33) and $(35), respectively	124	133
Reclassification adjustment for realized (losses) included in net income, net of tax of $0 and $5, respectively	—	(17)
	(1,125)	5,876
Other comprehensive income (loss)	(1,125)	5,839
COMPREHENSIVE INCOME	$11,475	$22,328

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2024	$57,785	$220,495	$345,935	$(6,890)	$(46,078)	$571,247
Net income			12,600			12,600
Other comprehensive loss					(1,125)	(1,125)
Forfeiture of restricted stock award grants (2,443 shares)		50		(50)		—
Restricted stock award grants (130,857 shares)		(3,025)		3,025		—
Performance based restricted stock award grants (9,667 shares)		(179)		179		—
Stock-based compensation expense		883				883
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,307 shares)				(156)		(156)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (2,518 shares)				(54)		(54)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(3,680)			(3,680)
Balance, March 31, 2024	$57,785	$218,224	$353,780	$(3,946)	$(47,203)	$578,640

Balance, January 1, 2023	$57,785	$221,553	$306,911	$(2,967)	$(52,520)	$530,762
Net income			16,489			16,489
Other comprehensive loss					5,839	5,839
Forfeiture of restricted stock award grants (2,061 shares)		50		(50)		—
Restricted stock award grants (97,859 shares)		(2,547)		2,547		—
Performance based restricted stock award grants (4,118 shares)		(111)		111		—
Stock-based compensation expense		616				616
Purchase of treasury stock (100,000 shares)				(2,405)		(2,405)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (3,750 shares)				(89)		(89)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (584 shares)				(14)		(14)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(3,696)			(3,696)
Balance, March 31, 2023	$57,785	$219,561	$318,629	$(2,867)	$(46,681)	$546,427

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,600	$16,489
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	1,320	1,290
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	1,898	1,923
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(1,395)	(1,334)
Net amortization of deferred costs on borrowings	76	76
Accretion of deferred PPP processing fees	—	(1)
Net realized gains on sales of available-for-sale securities	—	(22)
Net realized and unrealized (gains) losses on equity securities	(191)	286
Gain on sale of loans held for sale	(153)	(92)
Net losses on dispositions of premises and equipment and foreclosed assets	45	—
Proceeds from sale of loans receivable	5,024	2,856
Origination of loans held for sale	(5,491)	(3,381)
Income on bank owned life insurance	(767)	(764)
Restricted stock compensation expense	883	616
Change in:
Accrued interest receivable and other assets	(3,453)	277
Accrued interest payable, lease liabilities, and other liabilities	2,064	(13,405)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,460	4,814
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	9,227	10,820
Proceeds from sales of available-for-sale securities	—	9,659
Purchase of available-for-sale securities	(17,516)	(10,603)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	7,495	2,698
Purchase of equity securities	(89)	(87)
Proceeds from sales of loans classified as portfolio loans	438	4,994
Net decrease (increase) in loans receivable	36,878	(30,101)
Purchase of FHLB, other equity, and restricted equity interests	(1,006)	(479)
Purchase of premises and equipment	(2,437)	(3,382)
Purchase of other intangible assets	—	(125)
Proceeds from the sale of premises and equipment and foreclosed assets	119	—
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	33,109	(16,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	12,526	36,306
Net increase in certificates of deposit	26,277	95,386
Purchase of treasury stock	(210)	(2,508)
Cash dividends paid, common stock	(3,680)	(3,696)
Cash dividends paid, preferred stock	(1,075)	(1,075)
Net change in short-term borrowings	—	(30,313)
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,838	94,100
NET INCREASE IN CASH AND CASH EQUIVALENTS	79,407	82,308
CASH AND CASH EQUIVALENTS, Beginning	222,046	106,285
CASH AND CASH EQUIVALENTS, Ending	$301,453	$188,593

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30,919	$17,990
Income taxes	493	444
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$88	$161
Transfers from loans held for sale to loans held for investment	691	538
Transfers from loans held for investment to loans held for sale	438	166
Grant of restricted stock awards from treasury stock	3,025	2,547
Grant of performance based restricted stock awards from treasury stock	179	111
Restricted stock forfeiture	50	50
Lease liabilities arising from obtaining right-of-use assets	442	2,773

See Notes to Condensed Consolidated Financial Statements

CNB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURE RULES

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three months ended March 31, 2024 is not necessarily indicative of the results to be expected for the full year.

This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). Certain amounts appearing in the condensed consolidated financial statements and notes thereto for prior periods may be reclassified to conform with the current presentation. If there are reclassifications, the reclassifications had no effect on net income or shareholders’ equity as previously reported. Dollar amounts in tables are stated in thousands, except for per share amounts.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided and future results could differ.

Operating Segments

While the Corporation's Chief Operating Decision Maker ("CODM") monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis, and operating divisions are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable operating segment.

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on November 30 or on an interim basis if an event triggering impairment may have occurred. Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed as of November 30, 2023 and therefore, believes that there is no impairment as of March 31, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2023, FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force ("EITF") Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock." This ASU amends the FASB Accounting Standards Codification for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The updates were effective immediately. These updates did not have a material impact on the Corporation's condensed consolidated financial statements and related disclosures.

Accounting Standards Adopted in 2024

In June 2022, FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." In this ASU, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The ASU also requires certain disclosures for equity securities that are subject to contractual restrictions. This guidance was effective for the Corporation on January 1, 2024. These updates did not have a material impact on the Corporation's condensed consolidated financial statements and related disclosures.

In March 2023, FASB issued ASU 2023-01, "Leases (Topic 842): Common Control Arrangements." This ASU requires the Corporation to amortize leasehold improvements associated with common control leases over the useful life to the common control group. This guidance is effective for the Corporation on January 1, 2024. These updates did not have a material impact on the Corporation's condensed consolidated financial statements and related disclosures.

In March 2023, FASB issued ASU 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." In this ASU, these amendments allow the Corporation to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for the Corporation on January 1, 2024.

These updates did not have a material impact on the Corporation's condensed consolidated financial statements and related disclosures.

Accounting Pronouncements Pending Adoption

In August 2023, FASB issued ASU 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 should be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The Corporation is evaluating the effect that ASU 2023-05 will have on its condensed consolidated financial statements and related disclosures.

In October 2023, FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative." The ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Corporation is evaluating the effect that ASU 2023-06 will have on its condensed consolidated financial statements and related disclosures.

In November 2023, FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures (Topic 280)." This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Corporation is evaluating the effect that ASU 2023-07 will have on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)." The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Corporation is evaluating the effect that ASU 2023-09 will have on its condensed consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718)." The ASU adds an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The amendment in this ASU should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. If the amendments are applied retrospectively, an entity is required to provide the disclosures in paragraphs 250-10-50-1 through 50-3 in the period of adoption. If the amendment is applied prospectively, an entity is required to disclose the nature of and reason for the change in accounting principle. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is also permitted for interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt the amendment as of the beginning of the annual period that includes that interim period. The Corporation is evaluating the effect that ASU 2024-01 will have on its condensed consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements." The ASU contains amendments to the FASB Accounting Standards Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Concept Statements to provide guidance in certain topical areas. The amendment in this ASU should be applied using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments; or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early application of the amendment is permitted for any fiscal year or interim period for which financial statements have not yet been issued, or made available for issuance. If an entity adopts the amendment in an interim period, it must adopt the amendment as of the beginning of the fiscal year that includes that interim period. The Corporation is evaluating the effect that ASU 2024-02 will have on its condensed consolidated financial statements and related disclosures.

Securities and Exchange Commission ("SEC") Disclosure Rules

In March 2024, the SEC adopted its final rule under SEC Release no. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. In April 2024, the SEC stayed the final climate rule pending the completion of judicial review of an Eighth Circuit challenge seeking to vacate the rule. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements would apply to the Corporation’s fiscal year beginning January 1, 2026. The Corporation is currently evaluating the final rule to determine its impact on the Corporation’s disclosures.

3.    SECURITIES

Debt securities available-for-sale ("AFS") at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$19,506	$—	$(31)	$—	$19,475
State & political subdivisions	104,979	6	(13,743)	—	91,242
Residential & multi-family mortgage	220,199	—	(35,417)	—	184,782
Corporate notes & bonds	48,281	3	(5,317)	—	42,967
Pooled SBA	11,029	—	(930)	—	10,099
Total	$403,994	$9	$(55,438)	$—	$348,565

	December 31, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$5,024	$—	$(36)	$—	$4,988
State & political subdivisions	105,102	22	(13,315)	—	91,809
Residential & multi-family mortgage	225,871	1	(34,353)	—	191,519
Corporate notes & bonds	48,459	13	(5,333)	—	43,139
Pooled SBA	11,347	—	(847)	—	10,500
Total	$395,803	$36	$(53,884)	$—	$341,955

Debt securities held-to-maturity ("HTM") at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$298,024	$—	$(19,373)	$—	$278,651
Residential & multi-family mortgage	83,682	—	(10,195)	—	73,487
Total	$381,706	$—	$(29,568)	$—	$352,138

	December 31, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$302,945	$—	$(19,038)	$—	$283,907
Residential & multi-family mortgage	86,023	—	(9,360)	—	76,663
Total	$388,968	$—	$(28,398)	$—	$360,570

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

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2024	$—	$—	$—
Three months ended March 31, 2023	9,659	22	—

The tax provision related to these net realized gains was zero for the three months ended March 31, 2024 and $5 thousand for the three months ended March 31, 2023.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of March 31, 2024:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$18,688	$18,582	$87,559	$85,994
1 year – 5 years	50,847	48,517	172,326	160,096
5 years – 10 years	81,804	70,462	38,139	32,561
After 10 years	21,427	16,123	—	—
	172,766	153,684	298,024	278,651
Residential & multi-family mortgage	220,199	184,782	83,682	73,487
Pooled SBA	11,029	10,099	—	—
Total debt securities	$403,994	$348,565	$381,706	$352,138

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2024 and December 31, 2023, securities carried at $492.4 million and $489.0 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2024

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$18,028	$(7)	$1,447	$(24)	$19,475	$(31)
State & political subdivisions	5,266	(188)	81,595	(13,555)	86,861	(13,743)
Residential & multi-family mortgage	112	(3)	184,580	(35,414)	184,692	(35,417)
Corporate notes and bonds	986	(14)	41,314	(5,303)	42,300	(5,317)
Pooled SBA	84	(1)	9,924	(929)	10,008	(930)
	$24,476	$(213)	$318,860	$(55,225)	$343,336	$(55,438)

December 31, 2023

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$2,487	$(1)	$1,956	$(35)	$4,443	$(36)
State & political subdivisions	749	—	84,828	(13,315)	85,577	(13,315)
Residential & multi-family mortgage	—	—	191,436	(34,353)	191,436	(34,353)
Corporate notes and bonds	978	(22)	41,488	(5,311)	42,466	(5,333)
Pooled SBA	—	—	10,409	(847)	10,409	(847)
	$4,214	$(23)	$330,117	$(53,861)	$334,331	$(53,884)

HTM debt securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2024

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$278,651	$(19,373)	$278,651	$(19,373)
Residential & multi-family mortgage	—	—	73,487	(10,195)	73,487	(10,195)
	$—	$—	$352,138	$(29,568)	$352,138	$(29,568)

December 31, 2023

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$283,907	$(19,038)	$283,907	$(19,038)
Residential & multi-family mortgage	—	—	76,663	(9,360)	76,663	(9,360)
	$—	$—	$360,570	$(28,398)	$360,570	$(28,398)

At March 31, 2024 and December 31, 2023, management performed an assessment for possible impairment related to credit losses of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at March 31, 2024 and December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, management concluded the debt securities described in the previous paragraphs were not impaired for reasons due to credit quality for the following reasons:

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

Equity securities at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Corporate equity securities	$5,416	$5,341
Mutual funds	2,278	2,223
Money market funds	1355	1,103
Corporate notes	532	634
Total	$9,581	$9,301

4.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	Percentage of Total	December 31, 2023	Percentage of Total
Farmland	$31,145	0.7%	$31,869	0.7%
Owner-occupied, nonfarm nonresidential properties	511,219	11.5	493,064	11.0
Agricultural production and other loans to farmers	1,759	—	1,652	—
Commercial and Industrial	658,791	14.9	726,442	16.3
Obligations (other than securities and leases) of states and political subdivisions	151,139	3.4	152,201	3.4
Other loans	25,129	0.6	25,507	0.6
Other construction loans and all land development and other land loans	532,730	12.0	491,539	11.0
Multifamily (5 or more) residential properties	248,123	5.6	254,342	5.7
Non-owner occupied, nonfarm nonresidential properties	887,336	20.0	896,043	20.1
1-4 Family Construction	42,919	1.0	51,207	1.1
Home equity lines of credit	133,290	3.0	130,700	2.9
Residential Mortgages secured by first liens	989,544	22.3	990,986	22.2
Residential Mortgages secured by junior liens	92,614	2.1	91,063	2.0
Other revolving credit plans	38,318	0.9	42,877	1.0
Automobile	23,436	0.5	25,315	0.6
Other consumer	50,968	1.2	51,592	1.1
Credit cards	12,683	0.3	11,785	0.3
Overdrafts	255	—	292	—
Total loans receivable	$4,431,398	100.0%	$4,468,476	100.0%
Less: Allowance for credit losses	(45,832)		(45,832)
Loans receivable, net	$4,385,566		$4,422,644

Net deferred loan origination fees included in the above table	$1,984		$2,448

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $78.7 million and $108.7 million as of March 31, 2024 and December 31, 2023, respectively.

Transactions in the allowance for credit losses for the three months ended March 31, 2024 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$126	$—	$—	$9	$135
Owner-occupied, nonfarm nonresidential properties	3,949	(596)	9	1,111	4,473
Agricultural production and other loans to farmers	7	—	—	1	8
Commercial and Industrial	9,433	(71)	29	(418)	8,973
Obligations (other than securities and leases) of states and political subdivisions	2,613	—	—	(76)	2,537
Other loans	387	—	—	(9)	378
Other construction loans and all land development and other land loans	4,033	—	—	222	4,255
Multifamily (5 or more) residential properties	1,030	—	—	37	1,067
Non-owner occupied, nonfarm nonresidential properties	9,170	—	—	(385)	8,785
1-4 Family Construction	356	—	—	(53)	303
Home equity lines of credit	831	—	1	65	897
Residential Mortgages secured by first liens	8,050	(64)	—	382	8,368
Residential Mortgages secured by junior liens	1,476	—	—	(45)	1,431
Other revolving credit plans	973	(15)	3	(107)	854
Automobile	358	(10)	3	(47)	304
Other consumer	2,653	(517)	27	548	2,711
Credit cards	95	(29)	5	27	98
Overdrafts	292	(144)	25	82	255
Total loans	$45,832	$(1,446)	$102	$1,344	$45,832
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the three months ended March 31, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$159	$—	$—	$(30)	$129
Owner-occupied, nonfarm nonresidential properties	2,905	(26)	8	(341)	2,546
Agricultural production and other loans to farmers	6	—	—	(3)	3
Commercial and Industrial	9,766	(46)	145	(922)	8,943
Obligations (other than securities and leases) of states and political subdivisions	1,863	—	—	(15)	1,848
Other loans	456	—	—	138	594
Other construction loans and all land development and other land loans	3,253	—	—	141	3,394
Multifamily (5 or more) residential properties	2,353	(65)	—	247	2,535
Non-owner occupied, nonfarm nonresidential properties	7,653	—	—	606	8,259
1-4 Family Construction	327	—	—	71	398
Home equity lines of credit	1,173	—	1	(16)	1,158
Residential Mortgages secured by first liens	8,484	(7)	—	374	8,851
Residential Mortgages secured by junior liens	1,035	—	—	240	1,275
Other revolving credit plans	722	(22)	5	125	830
Automobile	271	(5)	—	64	330
Other consumer	2,665	(540)	43	393	2,561
Credit cards	67	(62)	1	67	73
Overdrafts	278	(160)	44	92	254
Total loans	$43,436	$(933)	$247	$1,231	$43,981
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

For the three months ended March 31, 2024, the allowance for credit losses remained unchanged. The growth in the Corporation's loan portfolio in new market areas was offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. Significant uncertainty persists regarding the domestic and global economy, tightening credit conditions, persistent inflation, and higher interest rates. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $1.3 million for the three months ended March 31, 2024, compared to $1.3 million for the three months ended March 31, 2023. Included in the provision for credit losses for the three months ended March 31, 2024 was a benefit of $24 thousand related to the allowance for unfunded commitments compared to $59 thousand provision towards the allowance for unfunded commitments for the three months ended March 31, 2023, respectively.

The following tables present the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$734	$734	$—
Owner-occupied, nonfarm nonresidential properties	2,058	1,358	—
Commercial and Industrial	7,186	4,382	—
Other construction loans and all land development and other land loans	1,606	101	—
Multifamily (5 or more) residential properties	300	300	—
Non-owner occupied, nonfarm nonresidential properties	9,068	6,716	—
Home equity lines of credit	1,124	1,124	—
Residential Mortgages secured by first liens	5,551	5,152	—
Residential Mortgages secured by junior liens	236	236	—
Other revolving credit plans	127	127	—
Automobile	73	73	—
Other consumer	688	688	—
Credit cards	—	—	49
Total	$28,751	$20,991	$49

	December 31, 2023
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$1,083	$1,083	$—
Owner-occupied, nonfarm nonresidential properties	2,673	1,488	—
Commercial and Industrial	7,512	4,389	—
Other construction loans and all land development and other land loans	1,653	104	—
Multifamily (5 or more) residential properties	305	305	—
Non-owner occupied, nonfarm nonresidential properties	9,076	6,716	—
Home equity lines of credit	940	940	—
Residential Mortgages secured by first liens	5,316	4,902	23
Residential Mortgages secured by junior liens	123	123	—
Other revolving credit plans	81	81	—
Automobile	79	79	—
Other consumer	798	798	—
Credit cards	—	—	32
Total	$29,639	$21,008	$55

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of March 31, 2024:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$430	$—
Owner-occupied, nonfarm nonresidential properties	5,376	4
Commercial and Industrial	—	7,668
Other construction loans and all land development and other land loans	1,505	—
Multifamily (5 or more) residential properties	300	—
Non-owner occupied, nonfarm nonresidential properties	8,283	—
Home equity lines of credit	302	—
Residential Mortgages secured by first liens	1,050	—
Total	$17,246	$7,672

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2023:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$736	$—
Owner-occupied, nonfarm nonresidential properties	6,890	4
Commercial and Industrial	5,489	4,291
Other construction loans and all land development and other land loans	1,549	—
Multifamily (5 or more) residential properties	305	—
Non-owner occupied, nonfarm nonresidential properties	8,291	—
Home equity lines of credit	308	—
Residential Mortgages secured by first liens	1,070	—
Total	$24,638	$4,295

The following table presents the aging of the amortized cost basis in past-due loans receivable as of March 31, 2024 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$178	$—	$178	$30,967	$31,145
Owner-occupied, nonfarm nonresidential properties	746	4,568	803	6,117	505,102	511,219
Agricultural production and other loans to farmers	—	—	—	—	1,759	1,759
Commercial and Industrial	1,550	469	152	2,171	656,620	658,791
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	151,139	151,139
Other loans	—	—	—	—	25,129	25,129
Other construction loans and all land development and other land loans	—	—	1,567	1,567	531,163	532,730
Multifamily (5 or more) residential properties	—	241	300	541	247,582	248,123
Non-owner occupied, nonfarm nonresidential properties	—	—	2,031	2,031	885,305	887,336
1-4 Family Construction	—	—	—	—	42,919	42,919
Home equity lines of credit	484	—	360	844	132,446	133,290
Residential Mortgages secured by first liens	1,236	1,208	1,706	4,150	985,394	989,544
Residential Mortgages secured by junior liens	—	19	144	163	92,451	92,614
Other revolving credit plans	29	—	65	94	38,224	38,318
Automobile	19	54	66	139	23,297	23,436
Other consumer	414	208	365	987	49,981	50,968
Credit cards	129	7	49	185	12,498	12,683
Overdrafts	—	—	—	—	255	255
Total	$4,607	$6,952	$7,608	$19,167	$4,412,231	$4,431,398

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2023 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$182	$129	$311	$31,558	$31,869
Owner-occupied, nonfarm nonresidential properties	120	—	1,390	1,510	491,554	493,064
Agricultural production and other loans to farmers	—	—	—	—	1,652	1,652
Commercial and Industrial	64	379	314	757	725,685	726,442
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	152,201	152,201
Other loans	—	—	—	—	25,507	25,507
Other construction loans and all land development and other land loans	—	41	1,612	1,653	489,886	491,539
Multifamily (5 or more) residential properties	—	—	305	305	254,037	254,342
Non-owner occupied, nonfarm nonresidential properties	95	299	2,031	2,425	893,618	896,043
1-4 Family Construction	—	—	—	—	51,207	51,207
Home equity lines of credit	582	682	339	1,603	129,097	130,700
Residential Mortgages secured by first liens	2,360	1,094	1,651	5,105	985,881	990,986
Residential Mortgages secured by junior liens	21	38	60	119	90,944	91,063
Other revolving credit plans	114	41	14	169	42,708	42,877
Automobile	62	5	67	134	25,181	25,315
Other consumer	452	453	354	1,259	50,333	51,592
Credit cards	110	17	32	159	11,626	11,785
Overdrafts	—	—	—	—	292	292
Total	$3,980	$3,231	$8,298	$15,509	$4,452,967	$4,468,476

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

In some cases, the Corporation provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the "combination" columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, an other-than-insignificant payment delay and/or an interest rate reduction.

The following table presents the amortized cost basis of loans at March 31, 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$288	$—	$—	$—	0.1%
Commercial and Industrial	—	—	505	—	—	0.1
Total	$—	$288	$505	$—	$—	—%

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

The Corporation had no unfunded available credit to customers whose loan receivables are included in the previous tables.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified during the twelve months ended March 31, 2024:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$696	$288	$—	$—	$288
Commercial and Industrial	3,705	321	—	—	321
Non-owner occupied, nonfarm nonresidential properties	6,696	—	—	—	—
Residential Mortgages secured by first liens	399	—	—	—	—
Residential Mortgages secured by junior liens	29	—	—	—	—
Total	$11,525	$609	$—	$—	$609

The following table presents the performance of such loans that have been modified during the three months ended March 31, 2023:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$—	$98	$—	$—	$98
Commercial and Industrial	3,678	—	—	—	—
Other construction loans and all land development and other land loans	—	—	1,538	—	1,538
Non-owner occupied, nonfarm nonresidential properties	1,562	—	—	—	—
Total	$5,240	$98	$1,538	$—	$1,636

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	1.00	—%
Total	$—	1.00	—%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	0.97	0.5%
Non-owner occupied, nonfarm nonresidential properties	—	0.50	—%
Total	$—	0.65	—%

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension
Owner-occupied, nonfarm nonresidential properties	$—	$308	$—	$—	$—
Commercial and Industrial	—	—	—	301	—
Total	$—	$308	$—	$301	$—

There were no loans that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

	March 31, 2024
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$30,411	$—	$734	$—	$734	$31,145
Owner-occupied, nonfarm nonresidential properties	485,535	1,936	23,748	—	25,684	511,219
Agricultural production and other loans to farmers	1,759	—	—	—	—	1,759
Commercial and Industrial	613,059	3,470	42,262	—	45,732	658,791
Obligations (other than securities and leases) of states and political subdivisions	138,098	—	13,041	—	13,041	151,139
Other loans	25,129	—	—	—	—	25,129
Other construction loans and all land development and other land loans	531,163	—	1,567	—	1,567	532,730
Multifamily (5 or more) residential properties	243,224	—	4,899	—	4,899	248,123
Non-owner occupied, nonfarm nonresidential properties	868,710	2,965	15,661	—	18,626	887,336
Total	$2,937,088	$8,371	$101,912	$—	$110,283	$3,047,371

	December 31, 2023
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$30,786	$—	$1,083	$—	$1,083	$31,869
Owner-occupied, nonfarm nonresidential properties	461,554	20,177	11,333	—	31,510	493,064
Agricultural production and other loans to farmers	1,652	—	—	—	—	1,652
Commercial and Industrial	653,981	52,030	20,431	—	72,461	726,442
Obligations (other than securities and leases) of states and political subdivisions	139,014	13,187	—	—	13,187	152,201
Other loans	25,507	—	—	—	—	25,507
Other construction loans and all land development and other land loans	484,620	5,307	1,612	—	6,919	491,539
Multifamily (5 or more) residential properties	252,199	1,346	797	—	2,143	254,342
Non-owner occupied, nonfarm nonresidential properties	869,264	3,008	23,771	—	26,779	896,043
Total	$2,918,577	$95,055	$59,027	$—	$154,082	$3,072,659

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of March 31, 2024. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$100	$3,178	$11,134	$6,753	$1,459	$7,396	$391	$—	$30,411
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	734	—	—	734
Total	$100	$3,178	$11,134	$6,753	$1,459	$8,130	$391	$—	$31,145
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$29,488	$63,525	$114,581	$102,559	$43,393	$115,634	$16,355	$—	$485,535
Special mention	—	312	243	266	—	599	516	—	1,936
Substandard	86	846	4,856	696	13,902	3,200	162	—	23,748
Total	$29,574	$64,683	$119,680	$103,521	$57,295	$119,433	$17,033	$—	$511,219
Current period gross write offs	$—	$—	$—	$—	$—	$596	$—	$—	$596

Agricultural production and other loans to farmers
Risk rating
Pass	$—	$658	$32	$84	$56	$162	$767	$—	$1,759
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$658	$32	$84	$56	$162	$767	$—	$1,759
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$26,414	$65,309	$140,056	$109,566	$30,645	$18,931	$222,138	$—	$613,059
Special mention	—	41	802	12	60	142	2,413	—	3,470
Substandard	321	1,825	404	4,300	59	3,051	32,302	—	42,262
Total	$26,735	$67,175	$141,262	$113,878	$30,764	$22,124	$256,853	$—	$658,791
Current period gross write offs	$—	$—	$50	$—	$—	$21	$—	$—	$71

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$—	$25,672	$16,565	$31,451	$11,917	$49,094	$3,399	$—	$138,098
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	13,041	—	—	13,041
Total	$—	$25,672	$16,565	$31,451	$11,917	$62,135	$3,399	$—	$151,139
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating
Pass	$431	$3,396	$12,201	$4,950	$1,692	$281	$2,178	$—	$25,129
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$431	$3,396	$12,201	$4,950	$1,692	$281	$2,178	$—	$25,129
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$19,659	$131,605	$284,697	$70,597	$10,266	$7,089	$7,250	$—	$531,163
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,505	62	—	1,567
Total	$19,659	$131,605	$284,697	$70,597	$10,266	$8,594	$7,312	$—	$532,730
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$573	$37,297	$90,986	$62,477	$21,574	$29,817	$500	$—	$243,224
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,140	—	—	2,759	—	—	—	4,899
Total	$573	$39,437	$90,986	$62,477	$24,333	$29,817	$500	$—	$248,123
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$9,141	$198,263	$295,587	$149,332	$38,517	$171,997	$5,873	$—	$868,710
Special mention	—	—	—	—	1,859	676	430	—	2,965
Substandard	—	774	1,126	488	5,911	5,666	1,696	—	15,661
Total	$9,141	$199,037	$296,713	$149,820	$46,287	$178,339	$7,999	$—	$887,336
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

	March 31, 2024			December 31, 2023
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$42,919	$—	$42,919	$51,207	$—	$51,207
Home equity lines of credit	132,166	1,124	133,290	129,760	940	130,700
Residential Mortgages secured by first liens	983,993	5,551	989,544	985,647	5,339	990,986
Residential Mortgages secured by junior liens	92,378	236	92,614	90,940	123	91,063
Other revolving credit plans	38,191	127	38,318	42,796	81	42,877
Automobile	23,363	73	23,436	25,236	79	25,315
Other consumer	50,280	688	50,968	50,794	798	51,592
Total	$1,363,290	$7,799	$1,371,089	$1,376,380	$7,360	$1,383,740

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of March 31, 2024. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$736	$19,157	$12,475	$10,031	$—	$520	$—	$—	$42,919
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$736	$19,157	$12,475	$10,031	$—	$520	$—	$—	$42,919
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$7,487	$28,498	$30,033	$10,769	$8,399	$34,892	$6,853	$5,235	$132,166
Nonperforming	—	—	—	—	—	13	—	1,111	1,124
Total	$7,487	$28,498	$30,033	$10,769	$8,399	$34,905	$6,853	$6,346	$133,290
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$13,262	$139,680	$229,664	$196,357	$141,256	$260,957	$2,817	$—	$983,993
Nonperforming	—	478	450	882	604	3,100	37	—	5,551
Total	$13,262	$140,158	$230,114	$197,239	$141,860	$264,057	$2,854	$—	$989,544
Current period gross write offs	$—	$—	$—	$—	$—	$64	$—	$—	$64

Residential mortgages secured by junior liens
Payment performance
Performing	$5,304	$27,446	$26,004	$13,585	$6,867	$11,921	$1,251	$—	$92,378
Nonperforming	—	19	137	—	—	37	43	—	236
Total	$5,304	$27,465	$26,141	$13,585	$6,867	$11,958	$1,294	$—	$92,614
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$1,170	$9,889	$7,737	$2,323	$5,280	$11,792	$—	$—	$38,191
Nonperforming	—	—	28	39	—	60	—	—	127
Total	$1,170	$9,889	$7,765	$2,362	$5,280	$11,852	$—	$—	$38,318
Current period gross write offs	$—	$—	$—	$—	$—	$15	$—	$—	$15

Automobile
Payment performance
Performing	$1,123	$11,474	$6,056	$2,073	$1,182	$1,455	$—	$—	$23,363
Nonperforming	—	—	49	4	16	4	—	—	73
Total	$1,123	$11,474	$6,105	$2,077	$1,198	$1,459	$—	$—	$23,436
Current period gross write offs	$—	$7	$—	$3	$—	$—	$—	$—	$10

Other consumer
Payment performance
Performing	$7,086	$23,040	$10,206	$4,319	$2,845	$2,784	$—	$—	$50,280
Nonperforming	—	343	195	83	10	57	—	—	688
Total	$7,086	$23,383	$10,401	$4,402	$2,855	$2,841	$—	$—	$50,968
Current period gross write offs	$—	$254	$205	$49	$4	$5	$—	$—	$517

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2023. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$23,465	$14,915	$10,079	$1,206	$685	$58	$799	$—	$51,207
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$23,465	$14,915	$10,079	$1,206	$685	$58	$799	$—	$51,207
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$27,110	$32,027	$11,437	$9,844	$6,781	$30,467	$7,479	$4,615	$129,760
Nonperforming	—	—	—	—	—	14	—	926	940
Total	$27,110	$32,027	$11,437	$9,844	$6,781	$30,481	$7,479	$5,541	$130,700
Current period gross write offs	$—	$—	$—	$—	$10	$—	$—	$—	$10

Residential mortgages secured by first lien
Payment performance
Performing	$134,522	$233,346	$199,997	$143,318	$77,293	$194,010	$3,161	$—	$985,647
Nonperforming	497	174	787	615	492	2,736	38	—	5,339
Total	$135,019	$233,520	$200,784	$143,933	$77,785	$196,746	$3,199	$—	$990,986
Current period gross write offs	$—	$—	$—	$—	$—	$22	$95	$—	$117

Residential mortgages secured by junior liens
Payment performance
Performing	$28,685	$27,032	$14,027	$7,102	$3,888	$8,833	$1,373	$—	$90,940
Nonperforming	—	38	—	—	—	42	43	—	123
Total	$28,685	$27,070	$14,027	$7,102	$3,888	$8,875	$1,416	$—	$91,063
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$8,684	$8,027	$2,732	$11,274	$1,634	$10,445	$—	$—	$42,796
Nonperforming	—	29	5	—	—	47	—	—	81
Total	$8,684	$8,056	$2,737	$11,274	$1,634	$10,492	$—	$—	$42,877
Current period gross write offs	$—	$—	$50	$4	$16	$49	$—	$—	$119

Automobile
Payment performance
Performing	$12,545	$6,800	$2,597	$1,472	$1,025	$797	$—	$—	$25,236
Nonperforming	16	51	—	7	5	—	—	—	79
Total	$12,561	$6,851	$2,597	$1,479	$1,030	$797	$—	$—	$25,315
Current period gross write offs	$18	$23	$—	$8	$7	$—	$—	$—	$56

Other consumer
Payment performance
Performing	$27,202	$12,261	$5,255	$3,107	$1,471	$1,498	$—	$—	$50,794
Nonperforming	283	330	116	12	6	51	—	—	798
Total	$27,485	$12,591	$5,371	$3,119	$1,477	$1,549	$—	$—	$51,592
Current period gross write offs	$210	$1,164	$467	$96	$33	$12	$—	$—	$1,982

	March 31, 2024	December 31, 2023
Credit card
Payment performance
Performing	$12,634	$11,753
Nonperforming	49	32
Total	$12,683	$11,785
Current period gross write offs	$29	$189

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Gross other consumer	$28,962	$31,242
Less: other consumer unearned discounts	(5,086)	(5,696)
Total other consumer loans, net of unearned discounts	$23,876	$25,546

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

Leases	Classification	March 31, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease assets	$35,775	$35,699
Finance lease assets	Premises and equipment, net (1)	197	215
Total leased assets		$35,972	$35,914

Liabilities:
Operating lease liabilities	Operating lease liabilities	$37,832	$37,650
Finance lease liabilities	Accrued interest payable and other liabilities	271	294
Total leased liabilities		$38,103	$37,944
(1) Finance lease assets are recorded net of accumulated amortization of $1.0 million as of March 31, 2024 and $1.0 million as of December 31, 2023.

The components of the Corporation's net lease expense for the three months ended March 31, 2024 and 2023, respectively, were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2024	2023
Operating lease cost	Net occupancy expense	$742	$697
Variable lease cost	Net occupancy expense	27	22
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18
Interest on lease liabilities	Interest expense - borrowed funds	3	4
Sublease income (1)	Net occupancy expense	(24)	(23)
Net lease cost		$766	$718
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of March 31, 2024:

Maturity of Lease Liabilities as of March 31, 2024	Operating Leases (1)	Finance Leases	Total
2024	$1,922	$78	$2,000
2025	2,636	105	2,741
2026	2,627	105	2,732
2027	2,604	—	2,604
2028	2,625	—	2,625
After 2028	48,001	—	48,001
Total lease payments	60,415	288	60,703
Less: Interest	22,583	17	22,600
Present value of lease liabilities	$37,832	$271	$38,103
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $8.6 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of March 31, 2024 and December 31, 2023 were as follows:

Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	22.7	23.0
Finance leases	2.7	3.0

Weighted-average discount rate
Operating leases	4.06%	4.05%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of March 31, 2024 and 2023, respectively, was as follows:

Other Information	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$268	$307

6.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at March 31, 2024:

Time deposits maturing:
2024	$373,105
2025	135,638
2026	12,805
2027	6,214
2028	2,925
Thereafter	2,084
$532,771

Certificates of deposits of $250 thousand or more totaled $104.2 million and $100.2 million at March 31, 2024 and December 31, 2023, respectively.

The Corporation had $206.8 million in brokered deposits as of March 31, 2024 compared to $208.3 million at December 31, 2023. In addition, the Corporation had $784.8 million and $739.3 million in reciprocal deposits at March 31, 2024 and December 31, 2023, respectively.

7.    BORROWINGS

At March 31, 2024 and December 31, 2023, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings under the line of credit at March 31, 2024 and December 31, 2023.

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

Total loans pledged to the FHLB at March 31, 2024, and December 31, 2023 were $1.8 billion and $1.8 billion, respectively. The Bank could obtain advances of up to approximately $995.1 million from the FHLB at March 31, 2024 and $993.8 million at December 31, 2023.

At March 31, 2024 and December 31, 2023, outstanding advances from the FHLB were as follows.

	March 31, 2024	December 31, 2023
Open Repo borrowing at an interest rate of 5.67% and 5.68% at March 31, 2024 and December 31, 2023, respectfully. The maximum amount of the Open Repo borrowing available is $250,000.	$—	$—
Total	$—	$—

At March 31, 2024 and December 31, 2023, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $158.0 million and $155.7 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program. At March 31, 2024, the Bank had borrowing capacity through the Federal Reserve BIC program of $242.9 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At March 31, 2024, the Bank has pledged certain qualifying loans with an unpaid principal balance of $258.6 million and securities with a carrying value of $78.4 million as collateral.

At March 31, 2024 and December 31, 2023, the Bank had no borrowings from the Federal Reserve BIC program, discount window and no borrowings under the Federal Reserve’s Bank Term Facility Program ("BTFP"), which opened March 12, 2023.

Other Borrowings

At March 31, 2024 and December 31, 2023, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based upon three-month LIBOR plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 7.14% at March 31, 2024 and 7.20% at December 31, 2023. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.7 million and $0.7 million as of March 31, 2024 and December 31, 2023, respectively.

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

Loans to principal officers, directors, and their affiliates during the three months ended March 31, 2024 were as follows:

Beginning balance	$40,129
New loans and advances	67
Effect of changes in composition of related parties	119
Repayments	(5,163)
Ending balance	$35,152

Deposits from directors, executive officers, and their affiliates were $9.9 million and $11.4 million at March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 12, "Derivative Instruments," for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extended credit	$107,587	$346,930	$111,526	$370,437
Unused lines of credit	22,066	803,451	11,219	789,534
Standby letters of credit	20,832	3,264	18,649	2,480

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,
	2024	2023
Beginning balance	$759	$603
Provision for credit losses on unfunded loan commitments (1)	(24)	59
Ending balance	$735	$662
(1) Excludes provision for credit losses related to the loan portfolio.

Other Off-Balance Sheet Commitments

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business companies ("SBIC") and other limited partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of March 31, 2024 and December 31, 2023 were $22.2 million and $21.7 million, respectively. Unfunded capital commitments in investments in SBIC's and other limited partnerships totaled $6.3 million and $6.8 million as of March 31, 2024 and December 31, 2023, respectively. These investments are accounted for under the equity method of accounting.

Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of March 31, 2024 and December 31, 2023 were $3.6 million and $3.8 million, respectively. The related amortization for the three months ended March 31, 2024 and 2023 was $178 thousand and $186 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of March 31, 2024 and December 31, 2023 were $529 thousand and $796 thousand, respectively.

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

At March 31, 2024, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three months ended March 31, 2024 and 2023.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $883 thousand for the three months ended March 31, 2024, and $616 thousand for the three months ended March 31, 2023, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $185 thousand for the three months ended March 31, 2024, and $129 thousand for the three months ended March 31, 2023, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended March 31, 2024 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	124,934	$24.09
Granted	112,828	21.26
Forfeited	(2,443)	22.76
Vested	(42,132)	24.22
Unvested at end of period	193,187	$22.42

The above table excludes 18,029 shares in restricted stock awards that were granted to the Corporation's Board of Directors at a weighted average fair value of $21.35 and immediately vested. As of March 31, 2024 and December 31, 2023, there was $4.1 million and $2.1 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2019 Stock Incentive Plan. The fair value of shares vested was $1.4 million during the three months ended March 31, 2024, and $970 thousand during the three months ended March 31, 2023.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards ("PBRSAs") to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. In 2024, awards with a maximum of 29,992 shares in aggregate were granted to key employees. In 2023, awards with a maximum of 23,124 shares in aggregate were granted to key employees. In 2022, awards with a maximum of 13,761 shares in aggregate were granted to key employees.

In 2023, the 2021 PBRSAs were fully earned and in 2024, 9,667 shares were fully distributed. The fair value of the shares distributed in 2024 was $206 thousand.

11.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2024 and 2023, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested time-based restricted stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended March 31,
	2024	2023
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$11,525	$15,414
Net earnings allocated to participating securities	(92)	(78)
Net earnings allocated to common stock	$11,433	$15,336
Distributed earnings allocated to common stock	$3,646	$3,673
Undistributed earnings allocated to common stock	7,787	11,663
Net earnings allocated to common stock	$11,433	$15,336
Weighted average common shares outstanding, including shares considered participating securities	20,979	21,143
Less: Average participating securities	(155)	(100)
Weighted average shares	20,824	21,043
Basic earnings per common share	$0.55	$0.73
Diluted earnings per common share computation:
Net earnings allocated to common stock	$11,433	$15,336
Weighted average common shares outstanding for basic earnings per common share	20,824	21,043
Add: Dilutive effect of stock compensation	63	35
Weighted average shares and dilutive potential common shares	20,887	21,078
Diluted earnings per common share	$0.55	$0.73

12.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10.0 million of a subordinated trust preferred security that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. The swap expired on September 15, 2023 and was not renewed.

As of March 31, 2024 and December 31, 2023, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s condensed consolidated statements of income for the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31, 2024	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$—	Interest expense – subordinated notes and debentures	$—	Other income	$—
For the Three Months Ended March 31, 2023	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(37)	Interest expense – subordinated notes and debentures	$(45)	Other income	$—
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

Derivatives on Behalf of Customers

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

The Corporation pledged cash collateral to another financial institution with a balance $483 thousand as of March 31, 2024 and $173 thousand as of December 31, 2023. This balance is included in cash and cash equivalents due from banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions. Effective on September 30, 2023 the Corporation amended all of the back-to-back swap contracts to reference the 1-month SOFR plus a credit spread adjustment of 11.448 basis points "Fallback SOFR."

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023:

		Fair Value
	Notional Amount	Asset		Liability
March 31, 2024	$59,171	$1,560	(a)	$1,560	(b)
December 31, 2023	$21,302	$1,013	(a)	$1,013	(b)

(a)Reported in accrued interest receivable and other assets within the condensed consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets

Risk Participation Agreements

The Corporation’s existing credit derivatives result from participations in or out of interest rate swaps provided by or to external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Corporation’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain lenders which participate in loans.

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institutions related to loans in which the Corporation is a participant in. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $21.6 million as of March 31, 2024 and $14.0 million as of December 31, 2023.

The Corporation entered into RPA swaps with other financial institutions related to loans in which the Corporation is a participant out. The RPA provides credit protection to the Corporation should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $25.5 million as of March 31, 2024 and zero as of December 31, 2023.

The fair value of the RPAs swaps was $19 thousand and $49 thousand as of March 31, 2024 and December 31, 2023, respectively, and is reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2024 and December 31, 2023:

		Fair Value Measurements at March 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$19,475	$14,482	$4,993	$—
States and political subdivisions	91,242	—	91,242	—
Residential and multi-family mortgage	184,782	—	184,782	—
Corporate notes and bonds	42,967	—	42,967	—
Pooled SBA	10,099	—	10,099	—
Total Securities Available-For-Sale	$348,565	$14,482	$334,083	$—
Interest Rate swaps	$1,560	$—	$1,560	$—
Equity Securities:
Corporate equity securities	$5,416	$5,416	$—	$—
Mutual funds	2,278	2,278	—	—
Money market funds	1,355	1,355	—	—
Corporate notes	532	—	532	—
Total Equity Securities	$9,581	$9,049	$532	$—
Liabilities:
Interest Rate Swaps	$(1,560)	$—	$(1,560)	$—

		Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$4,988	$4,988	$—	$—
States and political subdivisions	91,809	—	91,809	—
Residential and multi-family mortgage	191,519	—	191,519	—
Corporate notes and bonds	43,139	—	43,139	—
Pooled SBA	10,500	—	10,500	—
Total Securities Available-For-Sale	$341,955	$4,988	$336,967	$—
Interest Rate swaps	$1,013	$—	$1,013	$—
Equity Securities:
Corporate equity securities	$5,341	$5,341	$—	$—
Mutual funds	2,223	2,223	—	—
Money market funds	1,103	1,103	—	—
Corporate notes	634	—	634	—
Total Equity Securities	$9,301	$8,667	$634	$—
Liabilities:
Interest Rate Swaps	$(1,013)	$—	$(1,013)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2024 and December 31, 2023:

		Fair Value Measurements at March 31, 2024 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$430	$—	$—	$430
Owner-occupied, nonfarm nonresidential properties	4,080	—	—	4,080
Commercial and industrial	4,696	—	—	4,696
Other construction loans and all land development loans and other land loans	1,255	—	—	1,255
Multifamily (5 or more) residential properties	300	—	—	300
Non-owner occupied, nonfarm nonresidential	6,970	—	—	6,970
Home equity lines of credit	302	—	—	302
Residential Mortgages secured by first liens	839	—	—	839

		Fair Value Measurements at December 31, 2023 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$736	$—	$—	$736
Owner-occupied, nonfarm nonresidential properties	5,589	—	—	5,589
Commercial and industrial	7,425	—	—	7,425
Other construction loans and all land development loans and other land loans	1,299	—	—	1,299
Multifamily (5 or more) residential properties	305	—	—	305
Non-owner occupied, nonfarm nonresidential	7,216	—	—	7,216
Home equity lines of credit	308	—	—	308
Residential mortgages secured by first liens	871	—	—	871

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2024:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$430	Valuation of third party appraisal on underlying collateral	Loss severity rates	31% (31%)
Owner-occupied, nonfarm nonresidential properties	4,080	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-100% (31%)
Commercial and industrial	4,696	Valuation of third party appraisal on underlying collateral	Loss severity rates	4%-53% (20%)
Other construction loans and all land development loans and other land loans	1,255	Valuation of third party appraisal on underlying collateral	Loss severity rates	32% (32%)
Multifamily (5 or more) residential properties	300	Valuation of third party appraisal on underlying collateral	Loss severity rates	30% (30%)
Non-owner occupied, nonfarm nonresidential	6,970	Valuation of third party appraisal on underlying collateral	Loss severity rates	28%-49% (44%)
Home equity lines of credit	302	Valuation of third party appraisal on underlying collateral	Loss severity rates	17%-19% (17%)
Residential Mortgages secured by first liens	839	Valuation of third party appraisal on underlying collateral	Loss severity rates	19%-44% (33%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2023:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$736	Valuation of third party appraisal on underlying collateral	Loss severity rates	29%-31% (30%)
Owner-occupied, nonfarm nonresidential properties	5,589	Valuation of third party appraisal on underlying collateral	Loss severity rates	9%-100% (14%)
Commercial and industrial	7,425	Valuation of third party appraisal on underlying collateral	Loss severity rates	8%-75% (31%)
Other construction loans and all land development loans and other land loans	1,299	Valuation of third party appraisal on underlying collateral	Loss severity rates	32% (32%)
Multifamily (5 or more) residential properties	305	Valuation of third party appraisal on underlying collateral	Loss severity rates	28% (28%)
Non-owner occupied, nonfarm nonresidential	7,216	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-48% (43%)
Home equity lines of credit	308	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-17% (15%)
Residential mortgages secured by first liens	871	Valuation of third party appraisal on underlying collateral	Loss severity rates	17%-42% (31%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2024:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$301,453	$301,453	$—	$—	$301,453
Debt securities available-for-sale	348,565	14,482	334,083	—	348,565
Debt securities held-to-maturity	381,706	104,088	248,050	—	352,138
Equity securities	9,581	9,049	532	—	9,581
Loans held for sale	1,010	—	1,006	—	1,006
Net loans receivable	4,385,566	—	—	4,268,986	4,268,986
FHLB and other restricted stock holdings and investments	31,017	n/a	n/a	n/a	n/a
Interest rate swaps	1,560	—	1,560	—	1,560
Accrued interest receivable	24,978	503	2,350	22,125	24,978
LIABILITIES
Deposits	$(5,037,553)	$(4,504,782)	$(535,525)	$—	$(5,040,307)
Subordinated notes and debentures	(104,963)	—	(135,210)	—	(135,210)
Interest rate swaps	(1,560)	—	(1,560)	—	(1,560)
Accrued interest payable	(5,314)	—	(5,314)	—	(5,314)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2023:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$222,046	$222,046	$—	$—	$222,046
Debt securities available-for-sale	341,955	4,988	336,967	—	341,955
Debt securities held-to-maturity	388,968	104,141	256,429	—	360,570
Equity securities	9,301	8,667	634	—	9,301
Loans held for sale	675	—	677	—	677
Net loans receivable	4,422,644	—	—	4,323,476	4,323,476
FHLB and other restricted stock holdings and investments	30,011	n/a	n/a	n/a	n/a
Interest rate swaps	1,013	—	1,013	—	1,013
Accrued interest receivable	24,318	410	2,319	21,589	24,318
LIABILITIES
Deposits	$(4,998,750)	$(4,492,256)	$(508,181)	$—	$(5,000,437)
Subordinated notes and debentures	(104,887)	—	(134,298)	—	(134,298)
Interest rate swaps	(1,013)	—	(1,013)	—	(1,013)
Accrued interest payable	(3,550)	—	(3,550)	—	(3,550)

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The following discussion and analysis of the condensed consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The terms "we", "us" and "our" refer to CNB Financial Corporation and its subsidiaries. The financial condition and results of operations of the Corporation and its consolidated subsidiaries are not necessarily indicative of future performance.

The Corporation’s subsidiary, CNB Bank (the "Bank"), provides financial services to individuals and businesses. The Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, and Roanoke. Impressia Bank, a division of the Bank, operates in the Bank’s primary market areas. Although the Corporation’s strategies, through the Bank, are executed based on the divisions discussed above, the Bank is a single Pennsylvania-chartered bank whereby all divisions of the Bank conduct their business on a doing business as basis.

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

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2023, included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"), and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results for the full year ending December 31, 2024, or any future period.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $301.5 million at March 31, 2024, including additional excess liquidity of $259.5 million held at the Federal Reserve, compared to $222.0 million at December 31, 2023. These excess funds, when combined with $3.6 billion in (i) available borrowing capacity from the Federal Home Loan Bank of Pittsburgh ("FHLB") and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total on-hand and contingent liquidity sources for the Corporation to be approximately 4.3 times the estimated amount of adjusted uninsured deposit balances.

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

SECURITIES

AFS debt securities and equity securities combined totaled $358.1 million and $351.3 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the total balance of investments classified as held-to-maturity ("HTM") debt securities was $381.7 million compared to $389.0 million at December 31, 2023.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," to the condensed consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of March 31, 2024. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	March 31, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$9,602	4.63%	$9,873	5.29%	$—	—%	$—	—%	$19,475	4.96%
State and Political Subdivisions	3,902	3.26	27,777	2.48	43,440	2.11	16,123	2.29	91,242	2.30
Residential and multi-family mortgage	11	5.65	16,110	3.07	19,162	1.83	149,499	1.60	184,782	1.75
Corporate notes and bonds	5,806	4.16	10,139	5.34	27,022	4.48	—	—	42,967	4.64
Pooled SBA	24	4.82	233	5.12	8,370	2.57	1,472	2.11	10,099	2.57
Total	$19,345	4.21%	$64,132	3.52%	$97,994	2.75%	$167,094	1.67%	$348,565	2.45%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of March 31, 2024.

	March 31, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$87,559	1.59%	$172,326	1.56%	$38,139	1.81%	$—	—%	$298,024	1.60%
Residential and multi-family mortgage	3,007	2.65	488	2.83	2,093	3.18	78,094	2.56	83,682	2.58
Total	$90,566	1.63%	$172,814	1.56%	$40,232	1.88%	$78,094	2.56%	$381,706	1.81%

The following table summarizes the weighted average modified duration of AFS securities as of March 31, 2024.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	1.29
State and Political Subdivisions	5.60
Residential and multi-family mortgage	6.18
Corporate notes and bonds	4.17
Pooled SBA	2.46
Total	5.40

The following table summarizes the weighted average modified duration of securities HTM as of March 31, 2024.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	2.35
Residential and multi-family mortgage	6.31
Total	3.22

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

LOANS RECEIVABLE

Note 4, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides more detail concerning the loan portfolio of the Corporation.

At March 31, 2024, loans, excluding the impact of (i) syndicated loans, and (ii) any remaining balance on Paycheck Protection Program ("PPP") loans, net of PPP-related fees (such loans being referred to as the "PPP-related loans"), totaled $4.4 billion, representing an decrease of $7.0 million, or 0.16% year to date decline (0.65% annualized), from December 31, 2023. The decrease in loans was primarily driven by an increase in early loan payoffs combined with the Corporation remaining strategically focused on both managing the concentration in its commercial real estate loan portfolio, and remaining disciplined with loan pricing in support of its net interest margin.

At March 31, 2024, the Corporation's condensed consolidated balance sheet reflected a decrease in syndicated lending balances of $30.0 million compared to December 31, 2023, primarily resulting from scheduled paydowns or early payoffs of certain syndicated credits. The syndicated loan portfolio totaled $78.7 million, or 1.78% of total loans, at March 31, 2024, compared to $108.7 million, or 2.43% of total loans at December 31, 2023. The Corporation continues to de-emphasize syndicated loans as it focuses on prioritizing funding on organic loan growth from its customer relationships.

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

Loan Portfolio Profile

As part of its lending policy and risk management activities, the Corporation tracks lending exposure by industry classification and type to determine potential risks associated with industry concentrations, and whether any risk issues could lead to additional credit loss exposure. In the current post-pandemic and inflationary economic environment, the Corporation has evaluated its exposure to the office, hospitality, and multifamily industries within its commercial real estate portfolio. Even given the Corporation’s historically sound underwriting protocols and high credit quality ratings for borrowers in these industries, the Corporation monitors numerous relevant sensitivity elements at both underwriting and through and beyond the funding period, including projects occupancy, loan-to-value, absorption and cap rates, debt service coverage and covenant compliance, and developer/lessor financial strength both in the project and globally. At March 31, 2024, the Corporation had the following key metrics related to its office, hospitality and multifamily portfolios:

•Commercial office loans
◦120 outstanding loans, totaling $114.3 million, or 2.58%, of the Corporation loans outstanding;
◦Nonaccrual commercial office loans (one customer relationship) totaled $508 thousand, or 0.44% of total office loans outstanding. One customer relationship had a related specific loss reserve of approximately $289 thousand, at March 31, 2024; and
◦The average outstanding balance per commercial office loan was $952 thousand.

•Commercial hospitality loans
◦171 outstanding loans, totaling $263.5 million, or 5.95%, of total Corporation loans outstanding;
◦There were no nonaccrual commercial hospitality loans at March 31, 2024; and
◦The average outstanding balance per commercial office loan was $1.5 million.

•Commercial multifamily loans
◦208 outstanding loans, totaling $213.8 million, or 4.82%, of total Corporation loans outstanding;
◦Nonaccrual commercial multifamily loans (one customer relationship) totaled $300 thousand, or 0.09% of total multifamily loans outstanding. The one customer relationship did not have a related specific loss reserve at March 31, 2024; and
◦The average outstanding balance per commercial office loan was $1.0 million.

The following table summarize the geographic region (based upon metropolitan statistical areas) in which the commercial office, hospitality and multifamily loans were originated as of March 31, 2024:

March 31, 2024
Commercial Office
Geographic Region:
Cleveland, OH	30.00%
Buffalo, NY	26.90
Cincinnati, OH	9.80
Columbus, OH	8.90
All other geographical regions	24.40
Total Commercial Office	100.00%

Commercial Hospitality
Geographic Region:
Buffalo, NY	20.20%
Pittsburgh, PA	13.20
Columbus, OH	11.90
Erie & Meadville, PA	4.60
All other geographical regions	50.10
Total Commercial Hospitality	100.00%

Commercial Multifamily
Geographic Region:
Cleveland, OH	24.70%
Buffalo, NY	21.80
Columbus, OH	19.80
All other geographical regions	33.70
Total Commercial Multifamily	100.00%

The Corporation had no commercial office, hospitality or multifamily loan relationships considered by the banking regulators to be a high volatility commercial real estate ("HVCRE") credit.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at March 31, 2024. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	March 31, 2024
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$—	$1,756	$7,581	$—	$9,337
Owner-occupied, nonfarm nonresidential properties	23,605	29,918	19,173	4,518	77,214
Agricultural production and other loans to farmers	15	123	—	—	138
Commercial and Industrial	21,943	224,217	28,264	94	274,518
Obligations (other than securities and leases) of states and political subdivisions	2,739	18,114	83,061	8,286	112,200
Other loans	263	249	535	12,752	13,799
Other construction loans and all land development and other land loans (1)	46,855	54,738	12,756	1,371	115,720
Multifamily (5 or more) residential properties	8,046	32,172	2,852	4,353	47,423
Non-owner occupied, nonfarm nonresidential properties	27,164	97,289	50,387	795	175,635
1-4 Family Construction (1)	237	—	178	603	1,018
Home equity lines of credit	2	57	467	258	784
Residential Mortgages secured by first liens	3,427	32,996	215,625	130,722	382,770
Residential Mortgages secured by junior liens	541	7,710	60,408	15,498	84,157
Other revolving credit plans	5	6	19	—	30
Automobile	397	16,979	6,060	—	23,436
Other consumer	4,804	33,321	7,508	5,118	50,751
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$140,043	$549,645	$494,874	$184,368	$1,368,930

Loans Receivable with Variable or Floating Interest Rate
Farmland	$1,871	$2,352	$9,548	$8,037	$21,808
Owner-occupied, nonfarm nonresidential properties	24,834	69,950	281,678	57,543	434,005
Agricultural production and other loans to farmers	909	52	660	—	1,621
Commercial and Industrial	254,792	72,371	55,512	1,598	384,273
Obligations (other than securities and leases) of states and political subdivisions	—	3,337	14,555	21,047	38,939
Other loans	463	2,593	8,274	—	11,330
Other construction loans and all land development and other land loans (1)	80,614	175,139	150,363	10,894	417,010
Multifamily (5 or more) residential properties	24,301	17,182	154,397	4,820	200,700
Non-owner occupied, nonfarm nonresidential properties	48,395	252,877	349,636	60,793	711,701
1-4 Family Construction (1)	16,704	431	7,356	17,410	41,901
Home equity lines of credit	7,218	6,488	45,188	73,612	132,506
Residential Mortgages secured by first liens	9,888	31,772	139,176	425,938	606,774
Residential Mortgages secured by junior liens	2,221	534	4,960	742	8,457
Other revolving credit plans	4,740	2,938	29,214	1,396	38,288
Automobile	—	—	—	—	—
Other consumer	2	42	112	61	217
Credit cards	12,683	—	—	—	12,683
Overdrafts	255	—	—	—	255
Total	$489,890	$638,058	$1,250,629	$683,891	$3,062,468
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At March 31, 2024, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Nonaccrual loans	$28,751	$29,639
Accrual loans greater than 90 days past due	49	55
Total nonperforming loans	28,800	29,694
Other real estate owned	1,864	2,111
Total nonperforming assets	$30,664	$31,805
Total loans receivable	$4,431,398	$4,468,476
Nonaccrual loans as a percentage of total loans receivable	0.65%	0.66%
Total assets	$5,801,412	$5,752,957
Nonperforming assets as a percentage of total assets	0.53%	0.55%
Allowance for credit losses on loans receivable	$45,832	$45,832
Allowance for credit losses / Total loans	1.03%	1.03%
Ratio of allowance for credit losses to nonaccrual loans	159.41%	154.63%

Total nonperforming assets were $30.7 million, or 0.53% of total assets, as of March 31, 2024, compared to $31.8 million, or 0.55% of total assets, as of December 31, 2023. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 159.41% at March 31, 2024, compared to 154.63% at December 31, 2023. The decrease in nonperforming assets was due to paydowns and payoffs combined with a $596 thousand charge-down of one owner-occupied commercial real estate relationship (remaining balance of $308 thousand).

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

ALLOWANCE FOR CREDIT LOSSES

The amount of each allowance for credit losses account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant internal and external factors. While management utilizes its best judgment and information available, the ultimate adequacy of the Corporation's allowance for credit losses account is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolios, the economy, changes in interest rates, and the view of the regulatory authorities toward classification of assets. The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. For additional information regarding the Corporation's accounting policies related to credit losses, refer to Note 1, "Summary of Significant Accounting Policies" to the consolidated financial statements in the 2023 Form 10-K and Note 4, "Loans Receivable and Allowance for Credit Losses" to these condensed consolidated financial statements elsewhere in this report.

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at March 31, 2024 and December 31, 2023; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	March 31, 2024
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$135	0.7%	$31,145	0.43%
Owner-occupied, nonfarm nonresidential properties	4,473	11.5	511,219	0.87
Agricultural production and other loans to farmers	8	—	1,759	0.45
Commercial and Industrial	8,973	14.9	658,791	1.36
Obligations (other than securities and leases) of states and political subdivisions	2,537	3.4	151,139	1.68
Other loans	378	0.6	25,129	1.50
Other construction loans and all land development and other land loans	4,255	12.0	532,730	0.80
Multifamily (5 or more) residential properties	1,067	5.6	248,123	0.43
Non-owner occupied, nonfarm nonresidential properties	8,785	20.0	887,336	0.99
1-4 Family Construction	303	1.0	42,919	0.71
Home equity lines of credit	897	3.0	133,290	0.67
Residential Mortgages secured by first liens	8,368	22.3	989,544	0.85
Residential Mortgages secured by junior liens	1,431	2.1	92,614	1.55
Other revolving credit plans	854	0.9	38,318	2.23
Automobile	304	0.5	23,436	1.30
Other consumer	2,711	1.2	50,968	5.32
Credit cards	98	0.3	12,683	0.77
Overdrafts	255	—	255	100.00
Total	$45,832	100.0%	$4,431,398	1.03%

	December 31, 2023
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$126	0.7%	$31,869	0.40%
Owner-occupied, nonfarm nonresidential properties	3,949	11.0	493,064	0.80
Agricultural production and other loans to farmers	7	—	1,652	0.42
Commercial and Industrial	9,433	16.3	726,442	1.30
Obligations (other than securities and leases) of states and political subdivisions	2,613	3.4	152,201	1.72
Other loans	387	0.6	25,507	1.52
Other construction loans and all land development and other land loans	4,033	11.0	491,539	0.82
Multifamily (5 or more) residential properties	1,030	5.7	254,342	0.40
Non-owner occupied, nonfarm nonresidential properties	9,170	20.1	896,043	1.02
1-4 Family Construction	356	1.1	51,207	0.70
Home equity lines of credit	831	2.9	130,700	0.64
Residential Mortgages secured by first liens	8,050	22.2	990,986	0.81
Residential Mortgages secured by junior liens	1,476	2.0	91,063	1.62
Other revolving credit plans	973	1.0	42,877	2.27
Automobile	358	0.6	25,315	1.41
Other consumer	2,653	1.1	51,592	5.14
Credit cards	95	0.3	11,785	0.81
Overdrafts	292	—	292	100.00
Total	$45,832	100.0%	$4,468,476	1.03%

The allowance for credit losses measured as a percentage of total loans receivable was both 1.03% as of March 31, 2024 and December 31, 2023.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the three months ended March 31, 2024, the allowance for credit losses remained unchanged. The growth in the Corporation's loan portfolio in new market areas was offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. Significant uncertainty persists regarding the domestic and global economy, tightening credit conditions, persistent inflation, and higher interest rates. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of March 31, 2024 and December 31, 2023.

Additional information related to provision for credit loss expense and net charge-offs and recoveries for the three months ended March 31, 2024 and 2023 is presented in the tables below.

	Three Months Ended March 31, 2024
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$9	$—	$32,243	—%
Owner-occupied, nonfarm nonresidential properties	1,111	(587)	511,312	(0.46)
Agricultural production and other loans to farmers	1	—	1,685	—
Commercial and Industrial	(418)	(42)	704,491	(0.02)
Obligations (other than securities and leases) of states and political subdivisions	(76)	—	154,633	—
Other loans	(9)	—	25,354	—
Other construction loans and all land development and other land loans	222	—	496,852	—
Multifamily (5 or more) residential properties	37	—	246,482	—
Non-owner occupied, nonfarm nonresidential properties	(385)	—	865,378	—
1-4 Family Construction	(53)	—	48,023	—
Home equity lines of credit	65	1	131,950	—
Residential Mortgages secured by first liens	382	(64)	989,734	(0.03)
Residential Mortgages secured by junior liens	(45)	—	91,756	—
Other revolving credit plans	(107)	(12)	40,814	(0.12)
Automobile	(47)	(7)	24,302	(0.12)
Other consumer	548	(490)	50,572	(3.90)
Credit cards	27	(24)	12,912	(0.75)
Overdrafts	82	(119)	258	(185.51)
Total	$1,344	$(1,344)	$4,428,751	(0.12)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Three Months Ended March 31, 2023
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(30)	$—	$34,946	—%
Owner-occupied, nonfarm nonresidential properties	(341)	(18)	495,521	(0.01)
Agricultural production and other loans to farmers	(3)	—	1,150	—
Commercial and Industrial	(922)	99	805,712	0.05
Obligations (other than securities and leases) of states and political subdivisions	(15)	—	146,747	—
Other loans	138	—	24,508	—
Other construction loans and all land development and other land loans	141	—	405,839	—
Multifamily (5 or more) residential properties	247	(65)	249,872	(0.11)
Non-owner occupied, nonfarm nonresidential properties	606	—	780,020	—
1-4 Family Construction	71	—	54,052	—
Home equity lines of credit	(16)	1	124,307	—
Residential Mortgages secured by first liens	374	(7)	937,297	—
Residential Mortgages secured by junior liens	240	—	76,340	—
Other revolving credit plans	125	(17)	37,415	(0.18)
Automobile	64	(5)	22,737	(0.09)
Other consumer	393	(497)	47,947	(4.20)
Credit cards	67	(61)	12,323	(2.01)
Overdrafts	92	(116)	300	(156.81)
Total	$1,231	$(686)	$4,257,033	(0.07)
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Provision for credit losses remained stable at $1.3 million for the three months ended March 31, 2024 and for the three months ended March 31, 2023. Included in the provision for credit losses for the three months ended March 31, 2024 was a $24 thousand benefit related to the allowance for unfunded commitments compared to $59 thousand provision for the three months ended March 31, 2023.

DEPOSITS

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	March 31, 2024	Percent of Deposits in Each Category to Total Deposits	December 31, 2023	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2024 vs. 2023
Demand, noninterest-bearing	$749,178	14.8%	$728,881	14.6%	2.8%
Demand, interest-bearing	719,781	14.3	803,093	16.1	(10.4)
Savings deposits	3,035,823	60.3	2,960,282	59.2	2.6
Time deposits	532,771	10.6	506,494	10.1	5.2
Total deposits	$5,037,553	100.0%	$4,998,750	100.0%	0.8%

At March 31, 2024, total deposits were $5.0 billion, reflecting an increase of $38.8 million, or 0.78%, from December 31, 2023. The increase in deposit balances was primarily attributable to an increase in municipal and retail deposits, partially offset by seasonal fluctuations in business deposits. In addition, the total number of deposit households increased by approximately 0.77% from December 31, 2023.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended March 31,
	2024		2023
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$736,965	—%	$837,734	—%
Demand, interest-bearing	739,931	0.65	936,147	0.48
Savings deposits	2,965,279	3.47	2,343,188	2.21
Time deposits	523,925	3.64	490,815	2.36
Total	$4,966,100		$4,607,884

At March 31, 2024, the average deposit balance per account for the Bank was approximately $33 thousand. The Bank had increases in municipal deposits, as well as retail customer household deposits, including those added from the 2023 launches of (i) the Bank's "At Ease" account, a service for U.S. service member and veteran families, and (ii) the Corporation's women-focused banking division, Impressia Bank.

The following table presents additional information about our March 31, 2024 and December 31, 2023 deposits:

	March 31, 2024	December 31, 2023
Time deposits not covered by deposit insurance	$45,709	$44,665
Total deposits not covered by deposit insurance	1,423,606	1,438,944

At March 31, 2024, the total estimated uninsured deposits for the Bank were approximately $1.4 billion, or approximately 27.70% of total Bank deposits. However, when excluding $101.1 million of affiliate company deposits and $437.9 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $884.6 million, or approximately 17.21% of total Bank deposits as of March 31, 2024.

At December 31, 2023, the total estimated uninsured deposits for the Bank were approximately $1.4 billion, or approximately 28.2% of total Bank deposits. However, when excluding affiliate company deposits of $101.3 million and pledged-investment collateralized deposits of $400.5 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $937.1 million, or approximately 18.4% of total Bank deposits as of December 31, 2023.

Scheduled maturities of time deposits not covered by deposit insurance at March 31, 2024 were as follows:

March 31, 2024
3 months or less	$18,861
Over 3 through 6 months	10,929
Over 6 through 12 months	10,416
Over 12 months	5,503
Total	$45,709

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

The Corporation’s expected material cash requirements for the twelve months ended March 31, 2025 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses, and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as by maintaining access to wholesale funding sources.

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

At March 31, 2024, the Corporation’s cash and cash equivalents position was approximately $301.5 million, including liquidity of $259.5 million held at the Federal Reserve. These excess funds, when combined with $3.6 billion in (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total on-hand and contingent liquidity sources for the Corporation to be approximately 4.3 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of March 31, 2024:

Net Available
FHLB borrowing capacity (1)	$995,073
Federal Reserve borrowing capacity (2)	434,070
Brokered deposits (3)	1,887,944
Other third-party funding channels (3) (4)	260,137
Total net available liquidity and borrowing capacity	$3,577,224
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window and BIC program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of March 31, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business, the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to condensed consolidated financial statements elsewhere in this report for the expected timing of such payments as of March 31, 2024. The Corporation’s material contractual obligations as of March 31, 2024 consist of (i) long-term borrowings - Note 7, "Borrowings," (ii) operating leases - Note 5, "Leases," (iii) time deposits with stated maturity dates - Note 6, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 9, "Off-Balance Sheet Commitments and Contingencies."

Shareholders’ Equity, Capital Ratios and Metrics

As of March 31, 2024, the Corporation’s total shareholders’ equity was $578.6 million, representing an increase of $7.4 million, or 1.29%, from December 31, 2023, primarily due to an increase in the Corporation's retained earnings (quarterly net income, partially offset by the common and preferred dividends paid in the quarter).

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

As of March 31, 2024 all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation's capital ratios and book value per common share at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Total risk-based ratio	16.27%	15.99%
Tier 1 risk-based ratio	13.43%	13.20%
Common equity tier 1 ratio	11.70%	11.49%
Tier 1 leverage ratio	10.64%	10.54%
Common shareholders' equity/total assets	8.98%	8.93%
Tangible common equity/tangible assets (1)	8.28%	8.22%
Book value per common share	$24.77	$24.57
Tangible book value per common share (1)	$22.67	$22.46
(1) Tangible common equity, tangible assets and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets and preferred equity from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 2024, the Corporation's pre-tax net unrealized losses on available-for-sale and held-to-maturity securities totaled approximately $85.0 million, or 14.69% of total shareholders' equity, compared to $82.2 million, or 14.40% of total shareholders' equity at December 31, 2023. The change is unrealized losses was primarily due to changes in the yield curve in the first quarter of 2024 compared to the fourth quarter of 2023, relative to the Corporation's scheduled bond maturities. Importantly, all regulatory capital ratios for the Corporation would exceed regulatory "well-capitalized" levels as of both March 31, 2024 and December 31, 2023 if the net unrealized losses were fully recognized. Additionally, the Corporation maintains $100.3 million of liquid funds at its holding company, which more than covers the $85.0 million in unrealized losses on investments held primarily in its wholly-owned banking subsidiary, as an immediately available source of contingent capital to be down-streamed to the Bank, if necessary.

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

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended March 31, 2024 and 2023:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	March 31, 2024			March 31, 2023
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$696,851	1.96%	$3,651	$748,171	1.90%	$3,766
Tax-exempt (1) (2) (4)	27,743	2.59	191	33,390	2.67	234
Equity securities (1) (2)	6,772	5.64	95	13,207	2.86	93
Total securities (4)	731,366	2.01	3,937	794,768	1.95	4,093
Loans receivable:
Commercial (2) (3)	1,429,718	6.90	24,519	1,508,584	6.29	23,388
Mortgage and loans held for sale (2) (3)	2,870,175	6.08	43,403	2,627,728	5.51	35,731
Consumer (3)	128,858	11.79	3,778	120,721	11.55	3,434
Total loans receivable (3)	4,428,751	6.51	71,700	4,257,033	5.96	62,553
Interest-bearing deposits with the Federal Reserve and other financial institutions	190,009	5.26	2,485	16,888	6.34	264
Total earning assets	5,350,126	5.81	$78,122	5,068,689	5.29	$66,910
Noninterest-bearing assets:
Cash and cash equivalents due from banks	53,523			52,323
Premises and equipment	110,038			102,821
Other assets	261,863			245,914
Allowance for credit losses	(45,771)			(43,427)
Total non interest-bearing assets	379,653			357,631
TOTAL ASSETS	$5,729,779			$5,426,320
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$739,931	0.65%	$1,195	$936,147	0.48%	$1,101
Savings	2,965,279	3.47	25,611	2,343,188	2.21	12,740
Time	523,925	3.64	4,742	490,815	2.36	2,858
Total interest-bearing deposits	4,229,135	3.00	31,548	3,770,150	1.80	16,699
Short-term borrowings	—	0.00	—	102,318	4.99	1,259
Finance lease liabilities	282	4.28	3	372	4.36	4
Subordinated notes and debentures	104,925	4.34	1,132	104,622	4.03	1,039
Total interest-bearing liabilities	4,334,342	3.03	$32,683	3,977,462	1.94	$19,001
Demand—noninterest-bearing	736,965			837,734
Other liabilities	81,944			80,318
Total liabilities	5,153,251			4,895,514
Shareholders’ equity	576,528			530,806
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,729,779			$5,426,320
Interest income/Earning assets		5.81%	$78,122		5.29%	$66,910
Interest expense/Interest-bearing liabilities		3.03	32,683		1.94	19,001
Net interest spread		2.78%	$45,439		3.35%	$47,909
Interest income/Earning assets		5.81%	78,122		5.29%	66,910
Interest expense/Earning assets		2.43	32,683		1.50	19,001
Net interest margin (fully tax-equivalent)		3.38%	$45,439		3.79%	$47,909
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended March 31, 2024 and 2023 was $217 thousand and $270 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended March 31, 2024 and 2023 was $(55.1) million and $(58.7) million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended March 31, 2024 and 2023:

Net Interest Income Rate-Volume Variance	For Three Months Ended March 31, 2024 over (under) 2023 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$(219)	$104	$(115)
Tax-exempt (2)	(37)	(6)	(43)
Equity securities (2)	(45)	47	2
Total securities	(301)	145	(156)
Loans receivable:
Commercial (2)	(1,037)	2,168	1,131
Mortgage (2) (3)	3,604	4,068	7,672
Consumer	267	77	344
Total loans receivable	2,834	6,313	9,147
Other earning assets	2,731	(510)	2,221
Total Earning Assets	$5,264	$5,948	$11,212

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(219)	$313	$94
Savings	3,581	9,290	12,871
Time	217	1,667	1,884
Total interest-bearing deposits	3,579	11,270	14,849
Short-Term Borrowings	(1,259)	—	(1,259)
Finance lease liabilities	(1)	—	(1)
Subordinated debentures	12	81	93
Total Interest-Bearing Liabilities	$2,331	$11,351	$13,682

Change in Net Interest Income	$2,933	$(5,403)	$(2,470)
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the three months ended March 31, 2024 and March 31, 2023.
(3) Includes loans held for sale.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2024 and 2023

OVERVIEW

Net income available to common shareholders ("earnings") was $11.5 million, or $0.55 per diluted share, for the three months ended March 31, 2024. The Corporation’s earnings for the three months ended March 31, 2023 were $15.4 million, or $0.73 per diluted share. The decrease in diluted earnings per share comparing the quarter ended March 31, 2024 to the quarter ended March 31, 2023 was primarily due to the significant year-over-year increase in deposit costs primarily resulting from Federal Reserve rate increases throughout 2023 and the resulting market impact to the Corporation's deposit base.

Annualized return on average equity was 8.79% for the three months ended March 31, 2024, compared to 12.60% for the three months ended March 31, 2023. Annualized return on average tangible common equity, a non-GAAP measure, was 9.77% for the three months ended March 31, 2024, compared to 14.58% for the three months ended March 31, 2023.

The Corporation's efficiency ratio was 69.08% for the three months ended March 31, 2024, compared to 61.04% for the three months ended March 31, 2023. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 68.29% for the three months ended March 31, 2024, compared to 60.47% for the three months ended March 31, 2023.

NET INTEREST INCOME

Net interest income was $45.2 million for the three months ended March 31, 2024, compared to $47.6 million, for the three months ended March 31, 2023. When comparing the first quarter of 2024 to the first quarter of 2023, the decrease in net interest income of $2.4 million, or 5.07%, was primarily due to an increase in the Corporation's interest expense as a result of targeted interest-bearing deposit rate increases to ensure both deposit relationship retention, and new deposit growth in recently entered expansion markets.

Net interest margin was 3.40% and 3.81% for the three months ended March 31, 2024 and March 31, 2023, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.38% and 3.79%, for the three months ended March 31, 2024 and March 31, 2023, respectively.

The yield on earning assets of 5.81% for the three months ended March 31, 2024 increased 52 basis points from March 31, 2023, primarily as a result of the net benefit of higher interest rates on both variable-rate loans and new loan production.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $1.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Included in the provision for credit losses for the three months ended March 31, 2024 was $24 thousand income related to the allowance for unfunded commitments compared to $59 thousand expense for the three months ended March 31, 2023.

Management believes the charges to the provision for credit losses for the three months ended March 31, 2024 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at March 31, 2024.

NON-INTEREST INCOME

Total non-interest income was $9.0 million for the three months ended March 31, 2024 compared to $8.0 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, notable changes compared to the three months ended March 31, 2023, included higher pass-through income from small business investment companies coupled with an increase in net realized and unrealized gains on equity securities.

NON-INTEREST EXPENSE

For the three months ended March 31, 2024, total non-interest expense was $37.4 million, compared to $34.0 million for the three months ended March 31, 2023. The increase of $3.4 million, or 10.1%, from the three months ended March 31, 2023 was primarily a result of higher salaries and benefits driven by an increase in personnel costs related to merit increases and growth in the Corporation's staff and new offices in its expansion markets, coupled with year-over-year investments in technology applications aimed at enhancing both customer online banking capabilities, customer call center communications and in-branch technology delivery channels. In addition, card processing and interchange expense for the first quarter of 2024 was $1.2 million, or 58.45% of card processing and interchange income, compared to $1.5 million, or 72.37% of card processing and interchange income for the first quarter of 2023.

INCOME TAX EXPENSE

Income tax expense was $2.8 million, representing a 18.36% effective tax rate, compared to $3.9 million, representing a 19.18% effective tax rate for the three months ended March 31, 2024 and 2023, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Corporation enters into various transactions, which, in accordance with GAAP, are not included in its condensed consolidated balance sheets. The Corporation enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheets. For further information, see Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for credit losses and the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill and intangibles that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans) of the 2023 Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for credit losses and loans receivable. There have been no other significant changes in the application of accounting policies since December 31, 2023.

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	March 31,	December 31,
	2024	2023
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$578,640	$571,247
Less: preferred equity	57,785	57,785
Common shareholders' equity	520,855	513,462
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	260	280
Tangible common equity (non-GAAP)	$476,721	$469,308

Total assets	$5,801,412	$5,752,957
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	260	280
Tangible assets (non-GAAP)	$5,757,278	$5,708,803

Ending shares outstanding	21,024,695	20,896,439

Book value per common share (GAAP)	$24.77	$24.57
Tangible book value per common share (non-GAAP)	$22.67	$22.46

Common shareholders' equity / Total assets (GAAP)	8.98%	8.93%
Tangible common equity / Tangible assets (non-GAAP)	8.28%	8.22%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2024	2023
Calculation of efficiency ratio:
Non-interest expense	$37,424	$33,990

Non-interest income	$8,955	$8,042
Net interest income	45,222	47,639
Total revenue	$54,177	$55,681
Efficiency ratio	69.08%	61.04%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$37,424	$33,990
Less: core deposit intangible amortization	20	22
Adjusted non-interest expense (non-GAAP)	$37,404	$33,968

Non-interest income	$8,955	$8,042

Net interest income	$45,222	$47,639
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,337	1,318
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	1,932	1,806
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	45,817	48,127
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$54,772	$56,169

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	68.29%	60.47%

	(unaudited)
	Three Months Ended
	March 31,
	2024	2023
Calculation of net interest margin:
Interest income	$77,905	$66,640
Interest expense	32,683	19,001
Net interest income	$45,222	$47,639

Average total earning assets	$5,350,126	$5,068,689

Net interest margin (GAAP) (annualized)	3.40%	3.81%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$77,905	$66,640
Tax equivalent adjustment (non-GAAP)	217	270
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	78,122	66,910
Interest expense	32,683	19,001
Net interest income (fully tax equivalent basis) (non-GAAP)	$45,439	$47,909

Average total earning assets	$5,350,126	$5,068,689
Less: average mark to market adjustment on investments (non-GAAP)	(55,146)	(58,664)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$5,405,272	$5,127,353

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.38%	3.79%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2024	2023
Calculation of PPNR (non-GAAP): (1)
Net interest income	$45,222	$47,639
Add: Non-interest income	8,955	8,042
Less: Non-interest expense	37,424	33,990
PPNR (non-GAAP)	$16,753	$21,691

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)
	Three Months Ended
	March 31,
	2024	2023
Calculation of return on average tangible common equity (non-GAAP):
Net income	$12,600	$16,489
Less: preferred stock dividends	1,075	1,075
Net income available to common shareholders	$11,525	$15,414

Average shareholders' equity	$576,528	$530,806
Less: average goodwill & intangibles	44,147	44,208
Less: average preferred equity	57,785	57,785
Tangible common shareholders' equity (non-GAAP)	$474,596	$428,813

Return on average equity (GAAP) (annualized)	8.79%	12.60%
Return on average common equity (GAAP) (annualized)	8.04%	11.78%
Return on average tangible common equity (non-GAAP) (annualized)	9.77%	14.58%

	(unaudited)
	Three Months Ended
	March 31,
	2024	2023
Calculation of non-interest income excluding net realized gains on available-for-sale securities (non-GAAP):
Non-interest income	$8,955	$8,042
Less: net realized gains on available-for-sale securities	—	22
Adjusted non-interest income (non-GAAP)	$8,955	$8,020

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned "Forward-Looking Statements and Factors that Could Affect Future Results" included in this report, and other cautionary statements set forth elsewhere in this report.

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

The Corporation’s primary tools in managing Interest Rate Risk ("IRR") are income simulation models. The income simulation models are utilized to quantify the potential impact of changing interest rates on earnings and to identify expected earnings trends given longer-term rate cycles. Standard gap reports are also utilized to provide supporting detailed information.

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

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or "shock," in the yield curve and subjective adjustments in deposit pricing might have on the Corporation’s projected net interest income over the next 12 months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines.

	% Change in Net Interest Income
	March 31, 2024	December 31, 2023
+300 basis points	2.7%	2.6%
+200 basis points	4.2%	3.8%
+100 basis points	5.6%	4.6%
-100 basis points	(0.1)%	(3.8)%
-200 basis points	(2.0)%	(6.5)%
-300 basis points	(3.0)%	(12.8)%

At March 31, 2024, the Corporation has approximately $2.0 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

ITEM 4

CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15I and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2024	—	$—	—	173,541
February 1 – 29, 2024	—	—	—	173,541
March 1 – 31, 2024	—	—	—	173,541
 (1) On May 17, 2022, the Corporation's Board of Directors authorized a common stock repurchase plan (the "Repurchase Plan") pursuant to which the Corporation is authorized to repurchase up to 500,000 shares of common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15 million. The repurchases of common stock, if any, were originally authorized to be made during the period beginning on June 2, 2022 (the date on which the Company received acknowledgement of the repurchase program from the Federal Reserve Bank) through and including May 17, 2023. On May 9, 2023, the Corporation's Board of Directors amended the Repurchase Plan to extend its duration to May 17, 2024. Common stock repurchases under the Repurchase Plan may be conducted through open market purchases or, privately negotiated transactions. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of March 31, 2024, there were 173,541 shares remaining for repurchase under the program.
(2) The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.

Additionally, during the quarter ended March 31, 2024, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of the Corporation’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on April 18, 2024)

3.2	Third Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed on April 18, 2024)

10.1(1)	Amendment No. 1 to Defined Contribution Plan for Tito L. Lima (incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.2(1)	Amendment No. 1 to Defined Contribution Plan for Leanne Kassab (incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.3(1)	Amendment No. 1 to Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.4(1)	Schedule A to Supplemental Executive Retirement Plan for Michael D. Peduzzi (incorporated by reference to Exhibit 10.7 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.5(1)	Schedule A to Supplemental Executive Retirement Plan for Tito L. Lima (incorporated by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.6(1)	Schedule A to Supplemental Executive Retirement Plan for Leanne Kassab (incorporated by reference to Exhibit 10.9 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.7(1)	Schedule A to Supplemental Executive Retirement Plan for Martin Griffith (incorporated by reference to Exhibit 10.10 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 1, 2024	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 1, 2024	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)