Form 10-Q
period 2024-06-30
CNB FINANCIAL CORP/PA
filed 2024-08-07
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of August 6, 2024:
COMMON STOCK, NO PAR VALUE PER SHARE: 20,997,766 SHARES

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

Factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) adverse changes or conditions in capital and financial markets, including actual or potential stresses in the banking industry; (ii) changes in the interest rate environment; (iii) the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs; (iv) effectiveness of our data security controls in the face of cyber attacks and any reputational risks following a cybersecurity incident; (v) changes in general business, industry or economic conditions or competition; (vi) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (vii) higher than expected costs or other difficulties related to integration of combined or merged businesses; (viii) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (ix) changes in the quality or composition of our loan and investment portfolios; (x) adequacy of loan loss reserves; (xi) increased competition; (xii) loss of certain key officers; (xiii) deposit attrition; (xiv) rapidly changing technology; (xv) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xvi) changes in the cost of funds, demand for loan products or demand for financial services; and (xvii) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on the Corporation's financial position and results of operations.

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents due from banks	$56,031	$54,789
Interest-bearing deposits with Federal Reserve	271,943	164,385
Interest-bearing deposits with other financial institutions	3,171	2,872
Total cash and cash equivalents	331,145	222,046
Debt securities available-for-sale, at fair value (amortized cost of $415,744 and $395,803, respectively)	359,900	341,955
Debt securities held-to-maturity, at amortized cost (fair value of $326,322 and $360,570, respectively)	354,569	388,968
Equity securities	9,654	9,301
Loans held for sale	642	675
Loans receivable
Syndicated loans	53,938	108,710
Loans	4,425,754	4,359,766
Total loans receivable	4,479,692	4,468,476
Less: allowance for credit losses	(45,532)	(45,832)
Net loans receivable	4,434,160	4,422,644
FHLB and other restricted stock holdings and investments	39,415	30,011
Premises and equipment, net	79,417	73,700
Operating lease right-of-use assets	35,066	35,699
Bank owned life insurance	116,019	114,468
Mortgage servicing rights	1,449	1,554
Goodwill and other intangibles	43,874	43,874
Core deposit intangible, net	241	280
Accrued interest receivable and other assets	81,020	67,782
Total Assets	$5,886,571	$5,752,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$762,918	$728,881
Interest-bearing demand deposits	693,074	803,093
Savings	3,140,505	2,960,282
Certificates of deposit	514,348	506,494
Total deposits	5,110,845	4,998,750
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,419	84,267
Operating lease liabilities	37,194	37,650
Accrued interest payable and other liabilities	46,793	40,423
Total liabilities	5,299,871	5,181,710
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at June 30, 2024 and December 31, 2023	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,235,503 at June 30, 2024 and 21,235,503 at December 31, 2023	—	—
Additional paid in capital	218,756	220,495
Retained earnings	361,987	345,935
Treasury stock, at cost (237,386 shares at June 30, 2024 and 339,064 shares December 31, 2023)	(4,438)	(6,890)
Accumulated other comprehensive loss	(47,390)	(46,078)
Total shareholders’ equity	586,700	571,247
Total Liabilities and Shareholders’ Equity	$5,886,571	$5,752,957

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$72,142	$66,901	$143,655	$129,229
Securities:
Taxable	8,262	5,083	14,398	9,113
Tax-exempt	156	180	323	377
Dividends	92	168	181	253
Total interest and dividend income	80,652	72,332	158,557	138,972
INTEREST EXPENSE:
Deposits	33,794	23,578	65,342	40,277
Borrowed funds and finance lease liabilities	3	445	6	1,708
Subordinated notes and debentures (includes $0, $(51), $0 and $(96) accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	1,138	1,049	2,270	2,088
Total interest expense	34,935	25,072	67,618	44,073
NET INTEREST INCOME	45,717	47,260	90,939	94,899
PROVISION FOR CREDIT LOSS EXPENSE	2,591	2,405	3,911	3,695
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	43,126	44,855	87,028	91,204
NON-INTEREST INCOME:
Service charges on deposit accounts	1,794	1,913	3,488	3,708
Other service charges and fees	712	1,085	1,407	1,716
Wealth and asset management fees	2,007	1,917	3,809	3,734
Net realized gains on available-for-sale securities (includes $0, $30, $0 and $52 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	—	30	—	52
Net realized and unrealized gains (losses) on equity securities	(80)	(244)	111	(530)
Mortgage banking	187	176	383	344
Bank owned life insurance	784	693	1,551	1,457
Card processing and interchange income	2,187	2,062	4,203	4,121
Other non-interest income	1,274	661	2,868	1,733
Total non-interest income	8,865	8,293	17,820	16,335
NON-INTEREST EXPENSES:
Compensation and benefits	17,676	17,059	36,463	34,104
Net occupancy expense	3,580	3,628	7,220	7,194
Technology expense	5,573	5,187	10,645	9,445
State and local taxes	1,237	1,030	2,380	2,080
Legal, professional, and examination fees	1,119	1,002	2,291	1,847
Advertising	553	701	1,238	1,245
FDIC insurance premiums	1,018	1,001	2,008	1,874
Card processing and interchange expenses	878	1,572	2,057	3,062
Other non-interest expenses	4,355	4,808	9,111	9,127
Total non-interest expenses	35,989	35,988	73,413	69,978
INCOME BEFORE INCOME TAXES	16,002	17,160	31,435	37,561
INCOME TAX EXPENSE (includes $0, $17, $0 and $31 income tax expense from reclassification items, respectively)	3,045	3,333	5,878	7,245
NET INCOME	12,957	13,827	25,557	30,316
PREFERRED STOCK DIVIDENDS	1,075	1,075	2,150	2,150
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,882	$12,752	$23,407	$28,166
AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,830,511	20,916,861	20,827,139	20,979,373
Diluted	20,893,396	20,956,575	20,890,203	21,019,178
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.57	$0.61	$1.12	$1.34
Diluted Earnings Per Common Share	$0.56	$0.61	$1.11	$1.33
Cash Dividends Declared	$0.175	$0.175	$0.350	$0.350
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
Dollars in thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$12,957	$13,827	$25,557	$30,316
Other comprehensive income (loss), net of tax:
Net change in fair value of derivative instruments:
Unrealized gain on interest rate swaps, net of tax $0, $(2), $0, and $(2), respectively	—	9	—	8
Reclassification adjustment for gains recognized in earnings, net of tax $0, $11, $0, and $20, respectively	—	(40)	—	(76)
	—	(31)	—	(68)
Net change in debt securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax of $87, $1,062, $419, and $(469), respectively	(328)	(3,995)	(1,577)	1,765
Amortization of unrealized losses from held-to-maturity securities, net of tax of $(37), $(39), $(70), and $(74), respectively	141	146	265	279
Reclassification adjustment for realized losses included in net income, net of tax of $0, $6, $0, and $11, respectively	—	(24)	—	(41)
	(187)	(3,873)	(1,312)	2,003
Other comprehensive income (loss)	(187)	(3,904)	(1,312)	1,935
COMPREHENSIVE INCOME	$12,770	$9,923	$24,245	$32,251

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity
Balance, April 1, 2024	$57,785	$218,224	$353,780	$(3,946)	$(47,203)	$578,640
Net income			12,957			12,957
Other comprehensive loss					(187)	(187)
Forfeiture of restricted stock award grants (2,518 shares)		50		(50)		—
Stock-based compensation expense		482				482
Purchase of treasury stock (23,988 shares)				(441)		(441)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (72 shares)				(1)		(1)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(3,675)			(3,675)
Balance, June 30, 2024	$57,785	$218,756	$361,987	$(4,438)	$(47,390)	$586,700

Balance, April 1, 2023	$57,785	$219,561	$318,629	$(2,867)	$(46,681)	$546,427
Net income			13,827			13,827
Other comprehensive loss					(3,904)	(3,904)
Forfeiture of restricted stock award grants (742 shares)		13		(13)		—
Restricted stock award grants (7,326 shares)		(196)		196		—
Stock-based compensation expense		345				345
Purchase of treasury stock (126,459 shares)				(2,312)		(2,312)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(3,674)			(3,674)
Balance, June 30, 2023	$57,785	$219,723	$327,707	$(4,996)	$(50,585)	$549,634

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2024	$57,785	$220,495	$345,935	$(6,890)	$(46,078)	$571,247
Net income			25,557			25,557
Other comprehensive loss					(1,312)	(1,312)
Forfeiture of restricted stock award grants (4,961 shares)		100		(100)		—
Restricted stock award grants (130,857 shares)		(3,025)		3,025		—
Performance based restricted stock award grants (9,667 shares)		(179)		179		—
Stock-based compensation expense		1,365				1,365
Purchase of treasury stock (23,988 shares)				(441)		(441)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,379 shares)				(157)		(157)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (2,518 shares)				(54)		(54)
Preferred cash dividend declared			(2,150)			(2,150)
Cash dividends declared ($0.350 per common share)			(7,355)			(7,355)
Balance, June 30, 2024	$57,785	$218,756	$361,987	$(4,438)	$(47,390)	$586,700

Balance, January 1, 2023	$57,785	$221,553	$306,911	$(2,967)	$(52,520)	$530,762
Net income			30,316			30,316
Other comprehensive gain					1,935	1,935
Forfeiture of restricted stock award grants (2,803 shares)		63		(63)		—
Restricted stock award grants (105,185 shares)		(2,743)		2,743		—
Performance based restricted stock award grants (4,118 shares)		(111)		111		—
Stock-based compensation expense		961				961
Purchase of treasury stock (226,459 shares)				(4,717)		(4,717)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (3,750 shares)				(89)		(89)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (584 shares)				(14)		(14)
Preferred cash dividend declared			(2,150)			(2,150)
Cash dividends declared ($0.350 per common share)			(7,370)			(7,370)
Balance, June 30, 2023	$57,785	$219,723	$327,707	$(4,996)	$(50,585)	$549,634

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,557	$30,316
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	3,911	3,695
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	3,921	3,842
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(2,467)	(2,167)
Net amortization of deferred costs on borrowings	152	151
Net realized gains on sales of available-for-sale securities	—	(52)
Net realized and unrealized (gains) losses on equity securities	(111)	530
Gain on sale of loans held for sale	(344)	(212)
Net losses on dispositions of premises and equipment and foreclosed assets	88	27
Proceeds from sale of loans receivable	11,906	7,561
Origination of loans held for sale	(12,439)	(9,737)
Income on bank owned life insurance	(1,551)	(1,457)
Restricted stock compensation expense	1,365	961
Change in:
Accrued interest receivable and other assets	(13,187)	(2,484)
Accrued interest payable, lease liabilities, and other liabilities	6,099	(14,578)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,900	16,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	21,234	20,168
Proceeds from sales of available-for-sale securities	—	13,151
Purchase of available-for-sale securities	(41,313)	(13,203)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	34,890	11,011
Purchase of equity securities	(242)	(181)
Proceeds from sales of loans classified as portfolio loans	11,182	4,994
Net increase in loans receivable	(23,532)	(192,961)
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(9,404)	2,832
Purchase of premises and equipment	(8,742)	(7,158)
Purchase of other intangible assets	—	(125)
Proceeds from the sale of premises and equipment and foreclosed assets	188	52
NET CASH USED BY INVESTING ACTIVITIES	(15,739)	(161,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	104,241	202,355
Net increase in certificates of deposit	7,854	108,283
Purchase of treasury stock	(652)	(4,820)
Cash dividends paid, common stock	(7,355)	(7,370)
Cash dividends paid, preferred stock	(2,150)	(2,150)
Net change in short-term borrowings	—	(132,396)
NET CASH PROVIDED BY FINANCING ACTIVITIES	101,938	163,902
NET INCREASE IN CASH AND CASH EQUIVALENTS	109,099	18,878
CASH AND CASH EQUIVALENTS, Beginning	222,046	106,285
CASH AND CASH EQUIVALENTS, Ending	$331,145	$125,163

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$64,316	$43,474
Income taxes	5,298	4,724
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$275	$161
Transfers from loans held for sale to loans held for investment	1,239	1,064
Transfers from loans held for investment to loans held for sale	438	166
Grant of restricted stock awards from treasury stock	3,025	2,743
Grant of performance based restricted stock awards from treasury stock	179	111
Restricted stock forfeiture	100	63
Lease liabilities arising from obtaining right-of-use assets	442	5,001

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC") and in compliance with U.S. generally accepted accounting principles ("GAAP"). Because this report is based on an interim period, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three and six months ended June 30, 2024 is not necessarily indicative of the results to be expected for the full year.

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

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on November 30 or on an interim basis if an event triggering impairment may have occurred. Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed as of November 30, 2023 and therefore, believes that there is no impairment as of June 30, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

Revision of Previously Issued Financial Statements

The Corporation has revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10–Q related to immaterial revisions. The revisions relate to the classification of completed construction loans not being reported in the appropriate permanent loan segment classification. The revisions resulted in changes to Note 4, "Loans Receivable and Allowance for Credit Losses," and specifically the segment classification in the disclosure. These revisions do not impact the Corporation's net income.

The Corporation evaluated the aggregate effects of these revisions to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the revisions were not material to the previously issued financial statements and disclosures included in the 2023 Form 10-K and in the Corporation's Quarterly Report on Form 10–Q for the three and six months ended June 30, 2023.

See Note 4, "Loans Receivable and Allowance for Credit Losses," for a table presenting the revisions to the line items of the Corporation's previously issued financial statements to reflect the revisions.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2023

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This ASU requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, "Revenue from Contracts with Customers." ASU 2021-08 was effective for the Corporation on January 1, 2023 and did not have a material impact on its condensed consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method." Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 was effective for the Corporation on January 1, 2023 and did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

In July 2023, FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force ("EITF") Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock." This ASU amends the FASB Accounting Standards Codification for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The updates were effective immediately. These updates did not have a material impact on the Corporation's condensed consolidated financial statements and related disclosures.

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

Accounting Pronouncements Pending Adoption

In August 2023, FASB issued ASU 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 should be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The Corporation is evaluating the effect that ASU 2023-05 will have on its condensed consolidated financial statements and related disclosures.

In October 2023, FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative." The ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532, "Disclosure Update and Simplification" that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Corporation is evaluating the effect that ASU 2023-06 will have on its condensed consolidated financial statements and related disclosures.

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

SEC Disclosure Rules

In March 2024, the SEC adopted its final rule under SEC Release no. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors." In April 2024, the SEC stayed the final climate rule pending the completion of judicial review of an Eighth Circuit challenge seeking to vacate the rule. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements would apply to the Corporation’s fiscal year beginning January 1, 2026. The Corporation is currently evaluating the final rule to determine its impact on the Corporation’s disclosures.

3.    SECURITIES

Debt securities available-for-sale ("AFS") at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$19,667	$—	$(47)	$—	$19,620
State & political subdivisions	105,529	1	(14,157)	—	91,373
Residential & multi-family mortgage	234,738	1	(35,665)	—	199,074
Corporate notes & bonds	45,414	35	(5,111)	—	40,338
Pooled SBA	10,396	—	(901)	—	9,495
Total	$415,744	$37	$(55,881)	$—	$359,900

	December 31, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$5,024	$—	$(36)	$—	$4,988
State & political subdivisions	105,102	22	(13,315)	—	91,809
Residential & multi-family mortgage	225,871	1	(34,353)	—	191,519
Corporate notes & bonds	48,459	13	(5,333)	—	43,139
Pooled SBA	11,347	—	(847)	—	10,500
Total	$395,803	$36	$(53,884)	$—	$341,955

Debt securities held-to-maturity ("HTM") at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$273,307	$—	$(17,938)	$—	$255,369
Residential & multi-family mortgage	81,262	—	(10,309)	—	70,953
Total	$354,569	$—	$(28,247)	$—	$326,322

	December 31, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$302,945	$—	$(19,038)	$—	$283,907
Residential & multi-family mortgage	86,023	—	(9,360)	—	76,663
Total	$388,968	$—	$(28,398)	$—	$360,570

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

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2024	$—	$—	$—
Three months ended June 30, 2023	3,492	30	—
Six months ended June 30, 2024	—	—	—
Six months ended June 30, 2023	13,151	52	—

The tax provision related to these net realized gains was zero for the three and six months ended June 30, 2024 and $6 thousand and $11 thousand for the three and six months ended June 30, 2023, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of June 30, 2024:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$24,475	$24,356	$72,734	$71,496
1 year – 5 years	47,219	44,521	172,567	160,109
5 years – 10 years	77,498	66,476	28,006	23,764
After 10 years	21,418	15,978	—	—
	170,610	151,331	273,307	255,369
Residential & multi-family mortgage	234,738	199,074	81,262	70,953
Pooled SBA	10,396	9,495	—	—
Total debt securities	$415,744	$359,900	$354,569	$326,322

Mortgage securities and pooled Small Business Administration ("SBA") securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On June 30, 2024 and December 31, 2023, securities carried at $490.6 million and $489.0 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2024

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$18,639	$(30)	$981	$(17)	$19,620	$(47)
State & political subdivisions	4,321	(183)	85,295	(13,974)	89,616	(14,157)
Residential & multi-family mortgage	20,119	(367)	178,878	(35,298)	198,997	(35,665)
Corporate notes and bonds	986	(14)	38,649	(5,097)	39,635	(5,111)
Pooled SBA	—	—	9,406	(901)	9,406	(901)
	$44,065	$(594)	$313,209	$(55,287)	$357,274	$(55,881)

December 31, 2023

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$2,487	$(1)	$1,956	$(35)	$4,443	$(36)
State & political subdivisions	749	—	84,828	(13,315)	85,577	(13,315)
Residential & multi-family mortgage	—	—	191,436	(34,353)	191,436	(34,353)
Corporate notes and bonds	978	(22)	41,488	(5,311)	42,466	(5,333)
Pooled SBA	—	—	10,409	(847)	10,409	(847)
	$4,214	$(23)	$330,117	$(53,861)	$334,331	$(53,884)

HTM debt securities with unrealized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2024

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$255,369	$(17,938)	$255,369	$(17,938)
Residential & multi-family mortgage	—	—	70,953	(10,309)	70,953	(10,309)
	$—	$—	$326,322	$(28,247)	$326,322	$(28,247)

December 31, 2023

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$283,907	$(19,038)	$283,907	$(19,038)
Residential & multi-family mortgage	—	—	76,663	(9,360)	76,663	(9,360)
	$—	$—	$360,570	$(28,398)	$360,570	$(28,398)

At June 30, 2024 and December 31, 2023, management performed an assessment for possible impairment related to credit losses of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at June 30, 2024 and December 31, 2023.

For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the SEC, in order to evaluate the securities for potential credit impairment. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred, the length of time and extent to which fair value has been less than cost, and whether management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

As of June 30, 2024 and December 31, 2023, management concluded the debt securities described in the previous paragraphs were not impaired for reasons due to credit quality for the following reasons:

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

Equity securities at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Corporate equity securities	$6,004	$5,341
Mutual funds	1,657	2,223
Money market funds	409	1,103
Corporate notes	1,584	634
Total	$9,654	$9,301

4.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	Percentage of Total	December 31, 2023	Percentage of Total
Farmland	$32,212	0.7%	$33,485	0.8%
Owner-occupied, nonfarm nonresidential properties	535,128	11.9	511,910	11.5
Agricultural production and other loans to farmers	1,561	—	1,652	—
Commercial and Industrial	659,407	14.7	726,442	16.3
Obligations (other than securities and leases) of states and political subdivisions	150,482	3.4	152,201	3.4
Other loans	26,326	0.6	25,507	0.6
Other construction loans and all land development and other land loans	374,702	8.4	340,358	7.6
Multifamily (5 or more) residential properties	324,092	7.2	305,697	6.8
Non-owner occupied, nonfarm nonresidential properties	978,241	21.8	984,033	22.0
1-4 Family Construction	20,408	0.5	28,055	0.6
Home equity lines of credit	144,018	3.2	130,700	2.9
Residential Mortgages secured by first liens	1,006,163	22.5	1,005,335	22.5
Residential Mortgages secured by junior liens	98,085	2.2	91,240	2.0
Other revolving credit plans	41,359	0.9	42,877	1.0
Automobile	22,387	0.5	25,315	0.6
Other consumer	51,644	1.2	51,592	1.1
Credit cards	13,259	0.3	11,785	0.3
Overdrafts	218	—	292	—
Total loans receivable	$4,479,692	100.0%	$4,468,476	100.0%
Less: Allowance for credit losses	(45,532)		(45,832)
Loans receivable, net	$4,434,160		$4,422,644

Net deferred loan origination fees included in the above table	$1,378		$2,448

The following table presents the revisions to total loans disclosure at December 31, 2023 to reflect the adjustment for the applicable portfolio segments:

	As Reported		As Revised		Adjustment
	December 31, 2023	Percentage of Total	December 31, 2023	Percentage of Total	December 31, 2023	Percentage of Total
Farmland	$31,869	0.7%	$33,485	0.8%	$1,616	0.1%
Owner-occupied, nonfarm nonresidential properties	493,064	11.0	511,910	11.5	18,846	0.5
Other construction loans and all land development and other land loans	491,539	11.0	340,358	7.6	(151,181)	(3.4)
Multifamily (5 or more) residential properties	254,342	5.7	305,697	6.8	51,355	1.1
Non-owner occupied, nonfarm nonresidential properties	896,043	20.1	984,033	22.0	87,990	1.9
1-4 Family Construction	51,207	1.1	28,055	0.6	(23,152)	(0.5)
Residential Mortgages secured by first liens	990,986	22.2	1,005,335	22.5	14,349	0.3
Residential Mortgages secured by junior liens	91,063	2.0	91,240	2.0	177	—
Total	$3,300,113	73.8%	$3,300,113	73.8%	$—	—%

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $53.9 million and $108.7 million as of June 30, 2024 and December 31, 2023, respectively.

Transactions in the allowance for credit losses for the three months ended June 30, 2024 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$135	$—	$—	$19	$154
Owner-occupied, nonfarm nonresidential properties	4,473	(103)	8	622	5,000
Agricultural production and other loans to farmers	8	—	—	—	8
Commercial and Industrial	8,973	(1,693)	19	(186)	7,113
Obligations (other than securities and leases) of states and political subdivisions	2,537	—	—	17	2,554
Other loans	378	—	—	25	403
Other construction loans and all land development and other land loans	4,255	—	—	(1,141)	3,114
Multifamily (5 or more) residential properties	1,067	—	—	343	1,410
Non-owner occupied, nonfarm nonresidential properties	8,785	(349)	—	1,282	9,718
1-4 Family Construction	303	—	—	(156)	147
Home equity lines of credit	897	—	2	136	1,035
Residential Mortgages secured by first liens	8,368	—	—	566	8,934
Residential Mortgages secured by junior liens	1,431	—	—	167	1,598
Other revolving credit plans	854	(84)	17	147	934
Automobile	304	(14)	1	(4)	287
Other consumer	2,711	(526)	26	591	2,802
Credit cards	98	(11)	3	13	103
Overdrafts	255	(121)	21	63	218
Total loans	$45,832	$(2,901)	$97	$2,504	$45,532
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the six months ended June 30, 2024 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$138	$—	$—	$16	$154
Owner-occupied, nonfarm nonresidential properties	4,131	(699)	17	1,551	5,000
Agricultural production and other loans to farmers	7	—	—	1	8
Commercial and Industrial	9,500	(1,764)	48	(671)	7,113
Obligations (other than securities and leases) of states and political subdivisions	2,627	—	—	(73)	2,554
Other loans	389	—	—	14	403
Other construction loans and all land development and other land loans	2,830	—	—	284	3,114
Multifamily (5 or more) residential properties	1,251	—	—	159	1,410
Non-owner occupied, nonfarm nonresidential properties	9,783	(349)	—	284	9,718
1-4 Family Construction	191	—	—	(44)	147
Home equity lines of credit	844	—	3	188	1,035
Residential Mortgages secured by first liens	8,274	(64)	—	724	8,934
Residential Mortgages secured by junior liens	1,487	—	—	111	1,598
Other revolving credit plans	977	(99)	20	36	934
Automobile	360	(24)	4	(53)	287
Other consumer	2,656	(1,043)	53	1,136	2,802
Credit cards	95	(40)	8	40	103
Overdrafts	292	(265)	46	145	218
Total loans	$45,832	$(4,347)	$199	$3,848	$45,532
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

The above table includes revisions to the beginning allowance column disclosure as of December 31, 2023 to reflect the revisions for the applicable portfolio segments as described previously.

Transactions in the allowance for credit losses for the three months ended June 30, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$129	$—	$—	$11	$140
Owner-occupied, nonfarm nonresidential properties	2,546	—	7	598	3,151
Agricultural production and other loans to farmers	3	—	—	2	5
Commercial and Industrial	8,943	—	—	(284)	8,659
Obligations (other than securities and leases) of states and political subdivisions	1,848	—	—	458	2,306
Other loans	594	—	—	139	733
Other construction loans and all land development and other land loans	3,394	—	—	197	3,591
Multifamily (5 or more) residential properties	2,535	—	2	(924)	1,613
Non-owner occupied, nonfarm nonresidential properties	8,259	(248)	—	966	8,977
1-4 Family Construction	398	—	—	10	408
Home equity lines of credit	1,158	—	2	(191)	969
Residential Mortgages secured by first liens	8,851	—	3	396	9,250
Residential Mortgages secured by junior liens	1,275	—	—	303	1,578
Other revolving credit plans	830	(36)	12	125	931
Automobile	330	(5)	—	51	376
Other consumer	2,561	(442)	31	411	2,561
Credit cards	73	(18)	6	11	72
Overdrafts	254	(138)	35	70	221
Total loans	$43,981	$(887)	$98	$2,349	$45,541
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the six months ended June 30, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$159	$—	$—	$(19)	$140
Owner-occupied, nonfarm nonresidential properties	2,905	(26)	15	257	3,151
Agricultural production and other loans to farmers	6	—	—	(1)	5
Commercial and Industrial	9,766	(46)	145	(1,206)	8,659
Obligations (other than securities and leases) of states and political subdivisions	1,863	—	—	443	2,306
Other loans	456	—	—	277	733
Other construction loans and all land development and other land loans	3,253	—	—	338	3,591
Multifamily (5 or more) residential properties	2,353	(65)	2	(677)	1,613
Non-owner occupied, nonfarm nonresidential properties	7,653	(248)	—	1,572	8,977
1-4 Family Construction	327	—	—	81	408
Home equity lines of credit	1,173	—	3	(207)	969
Residential Mortgages secured by first liens	8,484	(7)	3	770	9,250
Residential Mortgages secured by junior liens	1,035	—	—	543	1,578
Other revolving credit plans	722	(58)	17	250	931
Automobile	271	(10)	—	115	376
Other consumer	2,665	(982)	74	804	2,561
Credit cards	67	(80)	7	78	72
Overdrafts	278	(298)	79	162	221
Total loans	$43,436	$(1,820)	$345	$3,580	$45,541
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

For the three and six months ended June 30, 2024, the allowance for credit losses decreased $300 thousand. The growth in the Corporation's loan portfolio in new market areas was offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. Significant uncertainty persists regarding the domestic and global economy, tightening credit conditions, persistent inflation, and higher interest rates. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $2.6 million and $3.9 million for the three and six months ended June 30, 2024, respectively, compared to $2.4 million and $3.7 million for the three and six months ended June 30, 2023, respectively. Included in the provision for credit losses for the three and six months ended June 30, 2024 was a provision of $87 thousand and $63 thousand, respectively, related to the allowance for unfunded commitments compared to $56 thousand and $115 thousand, provision towards the allowance for unfunded commitments for the three and six months ended June 30, 2023, respectively.

The following tables present the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$723	$723	$—
Owner-occupied, nonfarm nonresidential properties	6,525	1,257	—
Commercial and Industrial	9,160	5,367	—
Other construction loans and all land development and other land loans	1,575	100	—
Multifamily (5 or more) residential properties	541	541	—
Non-owner occupied, nonfarm nonresidential properties	8,297	6,774	—
Home equity lines of credit	1,198	1,198	—
Residential Mortgages secured by first liens	5,535	5,148	—
Residential Mortgages secured by junior liens	224	224	—
Other revolving credit plans	84	84	—
Automobile	220	220	—
Other consumer	706	706	—
Credit cards	—	—	112
Total	$34,788	$22,342	$112

	December 31, 2023
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$1,083	$1,083	$—
Owner-occupied, nonfarm nonresidential properties	2,673	1,488	—
Commercial and Industrial	7,512	4,389	—
Other construction loans and all land development and other land loans	1,653	104	—
Multifamily (5 or more) residential properties	305	305	—
Non-owner occupied, nonfarm nonresidential properties	9,076	6,716	—
Home equity lines of credit	940	940	—
Residential Mortgages secured by first liens	5,316	4,902	23
Residential Mortgages secured by junior liens	123	123	—
Other revolving credit plans	81	81	—
Automobile	79	79	—
Other consumer	798	798	—
Credit cards	—	—	32
Total	$29,639	$21,008	$55

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of June 30, 2024:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$431	$—
Owner-occupied, nonfarm nonresidential properties	5,363	4
Commercial and Industrial	468	5,489
Other construction loans and all land development and other land loans	1,475	—
Multifamily (5 or more) residential properties	300	—
Non-owner occupied, nonfarm nonresidential properties	7,546	—
Home equity lines of credit	293	—
Residential Mortgages secured by first liens	1,028	—
Total	$16,904	$5,493

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2023:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$736	$—
Owner-occupied, nonfarm nonresidential properties	6,890	4
Commercial and Industrial	5,489	4,291
Other construction loans and all land development and other land loans	1,549	—
Multifamily (5 or more) residential properties	305	—
Non-owner occupied, nonfarm nonresidential properties	8,291	—
Home equity lines of credit	308	—
Residential Mortgages secured by first liens	1,070	—
Total	$24,638	$4,295

The following table presents the aging of the amortized cost basis in past-due loans receivable as of June 30, 2024 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$173	$—	$—	$173	$32,039	$32,212
Owner-occupied, nonfarm nonresidential properties	—	272	738	1,010	534,118	535,128
Agricultural production and other loans to farmers	—	—	—	—	1,561	1,561
Commercial and Industrial	253	3,550	1,928	5,731	653,676	659,407
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	150,482	150,482
Other loans	—	—	—	—	26,326	26,326
Other construction loans and all land development and other land loans	38	—	1,537	1,575	373,127	374,702
Multifamily (5 or more) residential properties	—	492	541	1,033	323,059	324,092
Non-owner occupied, nonfarm nonresidential properties	307	—	1,831	2,138	976,103	978,241
1-4 Family Construction	—	—	—	—	20,408	20,408
Home equity lines of credit	951	11	292	1,254	142,764	144,018
Residential Mortgages secured by first liens	3,565	1,084	1,427	6,076	1,000,087	1,006,163
Residential Mortgages secured by junior liens	77	—	60	137	97,948	98,085
Other revolving credit plans	201	—	18	219	41,140	41,359
Automobile	38	28	163	229	22,158	22,387
Other consumer	537	227	326	1,090	50,554	51,644
Credit cards	156	67	112	335	12,924	13,259
Overdrafts	—	—	—	—	218	218
Total	$6,296	$5,731	$8,973	$21,000	$4,458,692	$4,479,692

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2023 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$182	$129	$311	$33,174	$33,485
Owner-occupied, nonfarm nonresidential properties	120	—	1,390	1,510	510,400	511,910
Agricultural production and other loans to farmers	—	—	—	—	1,652	1,652
Commercial and Industrial	64	379	314	757	725,685	726,442
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	152,201	152,201
Other loans	—	—	—	—	25,507	25,507
Other construction loans and all land development and other land loans	—	41	1,612	1,653	338,705	340,358
Multifamily (5 or more) residential properties	—	—	305	305	305,392	305,697
Non-owner occupied, nonfarm nonresidential properties	95	299	2,031	2,425	981,608	984,033
1-4 Family Construction	—	—	—	—	28,055	28,055
Home equity lines of credit	582	682	339	1,603	129,097	130,700
Residential Mortgages secured by first liens	2,360	1,094	1,651	5,105	1,000,230	1,005,335
Residential Mortgages secured by junior liens	21	38	60	119	91,121	91,240
Other revolving credit plans	114	41	14	169	42,708	42,877
Automobile	62	5	67	134	25,181	25,315
Other consumer	452	453	354	1,259	50,333	51,592
Credit cards	110	17	32	159	11,626	11,785
Overdrafts	—	—	—	—	292	292
Total	$3,980	$3,231	$8,298	$15,509	$4,452,967	$4,468,476
The above table includes revisions to the loans receivable not past due and total columns disclosure as of December 31, 2023 to reflect the revisions for the applicable portfolio segments as described previously.

Loan Modifications

The Corporation adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

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

The following table presents the amortized cost basis of loans at June 30, 2024 that were both experiencing financial difficulty and modified during the three months ended June 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Farmland	$—	$1,040	$—	$—	$—	3.2%
Owner-occupied, nonfarm nonresidential properties	—	5,263	—	—	—	1.0
Commercial and Industrial	—	37	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	—	5,715	—	—	—	0.6
Total	$—	$12,055	$—	$—	$—	0.3%

The following table presents the amortized cost basis of loans at June 30, 2024 that were both experiencing financial difficulty and modified during the six months ended June 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Farmland	$—	$1,040	$—	$—	$—	3.2%
Owner-occupied, nonfarm nonresidential properties	—	5,552	—	—	—	1.0
Commercial and Industrial	—	37	466	—	—	0.1
Non-owner occupied, nonfarm nonresidential properties	—	5,715	—	—	—	0.6
Total	$—	$12,344	$466	$—	$—	0.3%

The following table presents the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the three months ended June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$6,152	$—	$—	$—	1.3%
Commercial and Industrial	—	5,488	—	—	—	0.8
Total	$—	$11,640	$—	$—	$—	0.3%

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

The following table presents the performance of such loans that have been modified during the three months ended June 30, 2024:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Farmland	$1,040	$—	$—	$—	$—
Owner-occupied, nonfarm nonresidential properties	5,263	—	—	—	—
Commercial and Industrial	37	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	5,715	—	—	—	—
Total	$12,055	$—	$—	$—	$—

The following table presents the performance of such loans that have been modified during the six months ended June 30, 2024:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Farmland	$1,040	$—	$—	$—	$—
Owner-occupied, nonfarm nonresidential properties	5,264	—	—	288	288
Commercial and Industrial	503	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	5,715	—	—	—	—
Total	$12,522	$—	$—	$288	$288

The following table presents the performance of such loans that have been modified during the three months ended June 30, 2023:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$6,152	$—	$—	$—	$—
Commercial and Industrial	5,488	—	—	—	—
Total	$11,640	$—	$—	$—	$—

The following table presents the performance of such loans that have been modified during the six months ended June 30, 2023:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$6,246	$—	$—	$—	$—
Commercial and Industrial	9,039	—	—	—	—
Other construction loans and all land development and other land loans	—	—	—	1,549	1,549
Non-owner occupied, nonfarm nonresidential properties	1,523	—	—	—	—
Total	$16,808	$—	$—	$1,549	$1,549

There was no principal forgiveness, term extension or interest rate reductions for the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2024.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2024:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	1.00	—%
Total	$—	1.00	—%

There was no principal forgiveness, term extension or interest rate reductions for the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2023.

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

The following table presents the amortized cost basis of loans that had a payment default during the three months ended June 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension
Owner-occupied, nonfarm nonresidential properties	$—	$288	$—	$—	$—
Total	$—	$288	$—	$—	$—

There were no loans that had a payment default during the three months ended June 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

	June 30, 2024
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$31,489	$—	$723	$—	$723	$32,212
Owner-occupied, nonfarm nonresidential properties	509,918	1,605	23,605	—	25,210	535,128
Agricultural production and other loans to farmers	1,561	—	—	—	—	1,561
Commercial and Industrial	616,005	2,791	40,611	—	43,402	659,407
Obligations (other than securities and leases) of states and political subdivisions	137,588	—	12,894	—	12,894	150,482
Other loans	26,326	—	—	—	—	26,326
Other construction loans and all land development and other land loans	373,165	—	1,537	—	1,537	374,702
Multifamily (5 or more) residential properties	318,969	—	5,123	—	5,123	324,092
Non-owner occupied, nonfarm nonresidential properties	960,456	3,141	14,644	—	17,785	978,241
Total	$2,975,477	$7,537	$99,137	$—	$106,674	$3,082,151

	December 31, 2023
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$32,402	$—	$1,083	$—	$1,083	$33,485
Owner-occupied, nonfarm nonresidential properties	475,093	25,484	11,333	—	36,817	511,910
Agricultural production and other loans to farmers	1,652	—	—	—	—	1,652
Commercial and Industrial	653,981	52,030	20,431	—	72,461	726,442
Obligations (other than securities and leases) of states and political subdivisions	139,014	13,187	—	—	13,187	152,201
Other loans	25,507	—	—	—	—	25,507
Other construction loans and all land development and other land loans	338,746	—	1,612	—	1,612	340,358
Multifamily (5 or more) residential properties	303,554	1,346	797	—	2,143	305,697
Non-owner occupied, nonfarm nonresidential properties	957,254	3,008	23,771	—	26,779	984,033
Total	$2,927,203	$95,055	$59,027	$—	$154,082	$3,081,285
The above table includes revisions to the pass, special mention, total non-pass and total columns disclosure as of December 31, 2023 to reflect the revisions for the applicable portfolio segments as described previously.

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of June 30, 2024. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$100	$3,196	$12,411	$6,652	$1,451	$7,309	$370	$—	$31,489
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	723	—	—	723
Total	$100	$3,196	$12,411	$6,652	$1,451	$8,032	$370	$—	$32,212
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$36,702	$66,499	$126,820	$104,608	$42,286	$112,359	$20,644	$—	$509,918
Special mention	—	—	235	262	—	558	550	—	1,605
Substandard	83	1,143	4,856	696	13,902	2,738	187	—	23,605
Total	$36,785	$67,642	$131,911	$105,566	$56,188	$115,655	$21,381	$—	$535,128
Current period gross write offs	$—	$—	$—	$—	$—	$699	$—	$—	$699

Agricultural production and other loans to farmers
Risk rating
Pass	$71	$603	$31	$67	$52	$159	$578	$—	$1,561
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$71	$603	$31	$67	$52	$159	$578	$—	$1,561
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$58,468	$58,990	$128,375	$78,154	$28,568	$20,312	$243,138	$—	$616,005
Special mention	—	—	717	6	56	56	1,956	—	2,791
Substandard	435	2,429	455	3,781	54	2,643	30,814	—	40,611
Total	$58,903	$61,419	$129,547	$81,941	$28,678	$23,011	$275,908	$—	$659,407
Current period gross write offs	$—	$—	$50	$264	$1	$21	$1,428	$—	$1,764

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$2,645	$25,122	$16,348	$31,098	$11,710	$47,424	$3,241	$—	$137,588
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	12,894	—	—	12,894
Total	$2,645	$25,122	$16,348	$31,098	$11,710	$60,318	$3,241	$—	$150,482
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating
Pass	$730	$3,147	$12,183	$4,910	$1,571	$278	$3,507	$—	$26,326
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$730	$3,147	$12,183	$4,910	$1,571	$278	$3,507	$—	$26,326
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$41,997	$113,383	$179,308	$26,341	$923	$5,001	$6,212	$—	$373,165
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,475	62	—	1,537
Total	$41,997	$113,383	$179,308	$26,341	$923	$6,476	$6,274	$—	$374,702
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$23,701	$51,458	$145,526	$48,542	$22,091	$27,182	$469	$—	$318,969
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,142	—	—	2,740	241	—	—	5,123
Total	$23,701	$53,600	$145,526	$48,542	$24,831	$27,423	$469	$—	$324,092
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$37,876	$203,659	$327,179	$189,900	$38,987	$158,157	$4,698	$—	$960,456
Special mention	—	—	216	—	1,832	665	428	—	3,141
Substandard	—	770	1,059	—	5,715	5,444	1,656	—	14,644
Total	$37,876	$204,429	$328,454	$189,900	$46,534	$164,266	$6,782	$—	$978,241
Current period gross write offs	$—	$—	$33	$296	$—	$—	$20	$—	$349

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2023. Current period originations may include modifications. The following table presents the revisions to vintage loan disclosure at December 31, 2023 to reflect the revisions for the applicable portfolio segments as described previously.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$3,250	$12,897	$6,845	$1,465	$815	$6,828	$302	$—	$32,402
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	306	—	—	777	—	—	1,083
Total	$3,250	$12,897	$7,151	$1,465	$815	$7,605	$302	$—	$33,485
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$64,237	$125,894	$107,740	$44,286	$49,366	$73,649	$9,921	$—	$475,093
Special mention	320	6,611	1,180	13,623	407	210	3,133	—	25,484
Substandard	848	—	696	292	6,738	2,593	166	—	11,333
Total	$65,405	$132,505	$109,616	$58,201	$56,511	$76,452	$13,220	$—	$511,910
Current period gross write offs	$—	$—	$—	$—	$—	$26	$—	$—	$26

Agricultural production and other loans to farmers
Risk rating
Pass	$703	$34	$89	$60	$5	$159	$602	$—	$1,652
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$703	$34	$89	$60	$5	$159	$602	$—	$1,652
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$78,325	$140,178	$141,439	$33,475	$6,662	$14,709	$239,193	$—	$653,981
Special mention	7,718	7,803	2,795	65	139	21	33,489	—	52,030
Substandard	—	385	4,281	396	3,476	1,655	10,238	—	20,431
Total	$86,043	$148,366	$148,515	$33,936	$10,277	$16,385	$282,920	$—	$726,442
Current period gross write offs	$50	$—	$—	$191	$—	$—	$151	$—	$392

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$24,964	$16,791	$31,768	$12,399	$4,190	$45,331	$3,571	$—	$139,014
Special mention	—	—	—	—	—	13,187	—	—	13,187
Substandard	—	—	—	—	—	—	—	—	—
Total	$24,964	$16,791	$31,768	$12,399	$4,190	$58,518	$3,571	$—	$152,201
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating
Pass	$3,649	$12,211	$5,289	$1,809	$288	$—	$2,261	$—	$25,507
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$3,649	$12,211	$5,289	$1,809	$288	$—	$2,261	$—	$25,507
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the revisions to vintage loan disclosure at December 31, 2023 to reflect the revisions for the applicable portfolio segments as described previously.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$92,321	$197,166	$23,484	$15,540	$1,706	$1,129	$7,400	$—	$338,746
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,549	—	63	—	1,612
Total	$92,321	$197,166	$23,484	$15,540	$3,255	$1,129	$7,463	$—	$340,358
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$49,566	$127,027	$70,261	$25,232	$10,928	$19,786	$754	$—	$303,554
Special mention	1,346	—	—	—	—	—	—	—	1,346
Substandard	797	—	—	—	—	—	—	—	797
Total	$51,709	$127,027	$70,261	$25,232	$10,928	$19,786	$754	$—	$305,697
Current period gross write offs	$—	$—	$—	$—	$—	$65	$—	$—	$65

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$198,343	$332,733	$195,106	$42,216	$55,150	$125,532	$8,174	$—	$957,254
Special mention	—	—	—	1,887	—	688	433	—	3,008
Substandard	778	1,134	488	5,911	3,266	10,484	1,710	—	23,771
Total	$199,121	$333,867	$195,594	$50,014	$58,416	$136,704	$10,317	$—	$984,033
Current period gross write offs	$—	$358	$—	$—	$88	$—	$248	$—	$694

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

	June 30, 2024			December 31, 2023
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$20,408	$—	$20,408	$28,055	$—	$28,055
Home equity lines of credit	142,820	1,198	144,018	129,760	940	130,700
Residential Mortgages secured by first liens	1,000,628	5,535	1,006,163	999,996	5,339	1,005,335
Residential Mortgages secured by junior liens	97,861	224	98,085	91,117	123	91,240
Other revolving credit plans	41,275	84	41,359	42,796	81	42,877
Automobile	22,167	220	22,387	25,236	79	25,315
Other consumer	50,938	706	51,644	50,794	798	51,592
Total	$1,376,097	$7,967	$1,384,064	$1,367,754	$7,360	$1,375,114

The above table presents the revisions to the performing and total columns at December 31, 2023 to reflect the revisions for the applicable portfolio segments as described previously.

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of June 30, 2024. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$5,099	$9,843	$5,199	$213	$—	$54	$—	$—	$20,408
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$5,099	$9,843	$5,199	$213	$—	$54	$—	$—	$20,408
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$19,069	$28,861	$28,916	$11,127	$9,265	$33,476	$6,835	$5,271	$142,820
Nonperforming	—	—	—	—	—	—	13	1,185	1,198
Total	$19,069	$28,861	$28,916	$11,127	$9,265	$33,476	$6,848	$6,456	$144,018
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$41,846	$143,141	$234,274	$190,255	$138,107	$250,361	$2,644	$—	$1,000,628
Nonperforming	—	461	502	990	521	3,025	36	—	5,535
Total	$41,846	$143,602	$234,776	$191,245	$138,628	$253,386	$2,680	$—	$1,006,163
Current period gross write offs	$—	$—	$—	$—	$—	$64	$—	$—	$64

Residential mortgages secured by junior liens
Payment performance
Performing	$14,823	$25,986	$25,181	$13,374	$6,262	$11,047	$1,188	$—	$97,861
Nonperforming	—	18	130	—	—	35	41	—	224
Total	$14,823	$26,004	$25,311	$13,374	$6,262	$11,082	$1,229	$—	$98,085
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$7,286	$7,783	$7,427	$2,339	$5,238	$11,202	$—	$—	$41,275
Nonperforming	—	9	27	8	—	40	—	—	84
Total	$7,286	$7,792	$7,454	$2,347	$5,238	$11,242	$—	$—	$41,359
Current period gross write offs	$—	$—	$—	$35	$—	$64	$—	$—	$99

Automobile
Payment performance
Performing	$2,499	$10,374	$5,335	$1,721	$1,006	$1,232	$—	$—	$22,167
Nonperforming	36	108	64	3	5	4	—	—	220
Total	$2,535	$10,482	$5,399	$1,724	$1,011	$1,236	$—	$—	$22,387
Current period gross write offs	$—	$8	$1	$9	$6	$—	$—	$—	$24

Other consumer
Payment performance
Performing	$14,831	$19,220	$8,107	$3,564	$2,582	$2,634	$—	$—	$50,938
Nonperforming	22	345	196	82	7	54	—	—	706
Total	$14,853	$19,565	$8,303	$3,646	$2,589	$2,688	$—	$—	$51,644
Current period gross write offs	$10	$589	$343	$82	$14	$5	$—	$—	$1,043

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2023. The current period originations may include modifications, extensions and renewals. The below table presents the revisions to vintage loan disclosure at December 31, 2023 to reflect the revisions for the applicable portfolio segments as described previously.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$16,968	$9,977	$251	$—	$59	$1	$799	$—	$28,055
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$16,968	$9,977	$251	$—	$59	$1	$799	$—	$28,055
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$27,110	$32,027	$11,437	$9,844	$6,781	$30,467	$7,479	$4,615	$129,760
Nonperforming	—	—	—	—	—	14	—	926	940
Total	$27,110	$32,027	$11,437	$9,844	$6,781	$30,481	$7,479	$5,541	$130,700
Current period gross write offs	$—	$—	$—	$—	$10	$—	$—	$—	$10

Residential mortgages secured by first lien
Payment performance
Performing	$141,019	$238,242	$200,794	$144,676	$77,919	$194,185	$3,161	$—	$999,996
Nonperforming	497	174	787	615	492	2,736	38	—	5,339
Total	$141,516	$238,416	$201,581	$145,291	$78,411	$196,921	$3,199	$—	$1,005,335
Current period gross write offs	$—	$—	$—	$—	$—	$22	$95	$—	$117

Residential mortgages secured by junior liens
Payment performance
Performing	$28,685	$27,032	$14,204	$7,102	$3,888	$8,833	$1,373	$—	$91,117
Nonperforming	—	38	—	—	—	42	43	—	123
Total	$28,685	$27,070	$14,204	$7,102	$3,888	$8,875	$1,416	$—	$91,240
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$8,684	$8,027	$2,732	$11,274	$1,634	$10,445	$—	$—	$42,796
Nonperforming	—	29	5	—	—	47	—	—	81
Total	$8,684	$8,056	$2,737	$11,274	$1,634	$10,492	$—	$—	$42,877
Current period gross write offs	$—	$—	$50	$4	$16	$49	$—	$—	$119

Automobile
Payment performance
Performing	$12,545	$6,800	$2,597	$1,472	$1,025	$797	$—	$—	$25,236
Nonperforming	16	51	—	7	5	—	—	—	79
Total	$12,561	$6,851	$2,597	$1,479	$1,030	$797	$—	$—	$25,315
Current period gross write offs	$18	$23	$—	$8	$7	$—	$—	$—	$56

Other consumer
Payment performance
Performing	$27,202	$12,261	$5,255	$3,107	$1,471	$1,498	$—	$—	$50,794
Nonperforming	283	330	116	12	6	51	—	—	798
Total	$27,485	$12,591	$5,371	$3,119	$1,477	$1,549	$—	$—	$51,592
Current period gross write offs	$210	$1,164	$467	$96	$33	$12	$—	$—	$1,982

	June 30, 2024	December 31, 2023
Credit card
Payment performance
Performing	$13,147	$11,753
Nonperforming	112	32
Total	$13,259	$11,785
Current period gross write offs	$40	$189

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Gross other consumer	$28,576	$31,242
Less: other consumer unearned discounts	(5,026)	(5,696)
Total other consumer loans, net of unearned discounts	$23,550	$25,546

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

Leases	Classification	June 30, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease assets	$35,066	$35,699
Finance lease assets	Premises and equipment, net (1)	179	215
Total leased assets		$35,245	$35,914

Liabilities:
Operating lease liabilities	Operating lease liabilities	$37,194	$37,650
Finance lease liabilities	Accrued interest payable and other liabilities	247	294
Total leased liabilities		$37,441	$37,944
(1) Finance lease assets are recorded net of accumulated amortization of $1.0 million as of June 30, 2024 and $1.0 million as of December 31, 2023.

The components of the Corporation's net lease expense for the three and six months ended June 30, 2024 and 2023, respectively, were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease cost	Net occupancy expense	$736	$782	$1,478	$1,479
Variable lease cost	Net occupancy expense	29	22	56	44
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18	36	36
Interest on lease liabilities	Interest expense - borrowed funds	3	4	6	8
Sublease income (1)	Net occupancy expense	(24)	(23)	(48)	(46)
Net lease cost		$762	$803	$1,528	$1,521
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of June 30, 2024:

Maturity of Lease Liabilities as of June 30, 2024	Operating Leases (1)	Finance Leases	Total
2024	$1,238	$52	$1,290
2025	2,543	105	2,648
2026	2,533	105	2,638
2027	2,526	—	2,526
2028	2,582	—	2,582
After 2028	47,938	—	47,938
Total lease payments	59,360	262	59,622
Less: Interest	22,166	15	22,181
Present value of lease liabilities	$37,194	$247	$37,441
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $14.9 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of June 30, 2024 and December 31, 2023 were as follows:

Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	22.6	23.0
Finance leases	2.5	3.0

Weighted-average discount rate
Operating leases	4.06%	4.05%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of June 30, 2024 and 2023, respectively, was as follows:

Other Information	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$535	$603

6.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at June 30, 2024:

Time deposits maturing:
2024	$262,448
2025	226,582
2026	13,487
2027	6,538
2028	2,921
Thereafter	2,372
$514,348

Certificates of deposits of $250 thousand or more totaled $103.2 million and $100.2 million at June 30, 2024 and December 31, 2023, respectively.

The Corporation had $182.9 million in brokered deposits as of June 30, 2024 compared to $208.3 million at December 31, 2023. In addition, the Corporation had $778.2 million and $739.3 million in reciprocal deposits at June 30, 2024 and December 31, 2023, respectively.

7.    BORROWINGS

At June 30, 2024 and December 31, 2023, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings under the line of credit at June 30, 2024 and December 31, 2023.

Federal Home Loan Bank Borrowings

The Bank has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh ("FHLB"). The Bank maintains a $250.0 million line-of-credit (Open Repo Plus) with the FHLB which is a revolving term commitment available on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLB, the line-of-credit and long term advances are secured by FHLB stock and the Bank pledges its single-family residential mortgage loan portfolio, certain commercial real estate loans, and certain agriculture real estate loans as security for any advances.

Total loans pledged to the FHLB at June 30, 2024, and December 31, 2023 were $2.0 billion and $1.8 billion, respectively. The Bank could obtain advances of up to approximately $1.1 billion from the FHLB at June 30, 2024 and $993.8 million at December 31, 2023.

At June 30, 2024 and December 31, 2023, there were no outstanding advances from the FHLB:

	June 30, 2024	December 31, 2023
Open Repo borrowing at an interest rate of 5.67% and 5.68% at June 30, 2024 and December 31, 2023, respectfully. The maximum amount of the Open Repo borrowing available is $250,000.	$—	$—
Total	$—	$—

At June 30, 2024 and December 31, 2023, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $155.5 million and $155.7 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program. At June 30, 2024, the Bank had borrowing capacity through the Federal Reserve BIC program of $233.0 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At June 30, 2024, the Bank has pledged certain qualifying loans with an unpaid principal balance of $240.5 million and securities with a carrying value of $78.2 million as collateral.

At June 30, 2024 and December 31, 2023, the Bank had no borrowings from the Federal Reserve BIC program and discount window.

Other Borrowings

At June 30, 2024 and December 31, 2023, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based upon three-month London Interbank Offered Rate ("LIBOR") plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 7.15% at June 30, 2024 and 7.20% at December 31, 2023. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.6 million and $0.7 million as of June 30, 2024 and December 31, 2023, respectively.

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

Loans to principal officers, directors, and their affiliates during the three months ended June 30, 2024 were as follows:

Beginning balance	$35,152
New loans and advances	87
Effect of changes in composition of related parties	2,741
Repayments	(9,685)
Ending balance	$28,295

Loans to principal officers, directors, and their affiliates during the six months ended June 30, 2024 were as follows:

Beginning balance	$40,129
New loans and advances	154
Effect of changes in composition of related parties	2,860
Repayments	(14,848)
Ending balance	$28,295

Deposits from directors, executive officers, and their affiliates were $11.1 million and $11.4 million at June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 12, "Derivative Instruments," for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extended credit	$109,587	$342,398	$111,526	$370,437
Unused lines of credit	22,707	828,504	11,219	789,534
Standby letters of credit	19,969	2,524	18,649	2,480

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$735	$662	$759	$603
Provision for credit losses on unfunded loan commitments (1)	87	56	63	115
Ending balance	$822	$718	$822	$718
(1) Excludes provision for credit losses related to the loan portfolio.

Investments in Small Business Investment Corporation and Community Development Entities

The Corporation makes investments in limited partnerships, including certain small business investment corporations and community development entities. Capital contributions for investments in small business companies ("SBIC") and community development entities ("CDE"), reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of June 30, 2024 and December 31, 2023 were $22.6 million and $21.7 million, respectively. Unfunded capital commitments in investments in SBICs and CDEs totaled $5.9 million and $6.8 million as of June 30, 2024 and December 31, 2023, respectively. These investments are accounted for under the equity method of accounting.

Investments in Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of June 30, 2024 and December 31, 2023 were $7.6 million and $3.8 million, respectively. The related amortization for the three and six months ended June 30, 2024 was $177 thousand and $355 thousand, respectively, and for the three and six months ended June 30, 2023 were $187 thousand and $373 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of June 30, 2024 and December 31, 2023 were $3.7 million and $796 thousand, respectively.

Investments in Federal and State Rehabilitation/Historic Tax Credit

From time to time, the Corporation invests in certain limited partnerships that were formed to provide certain federal and state rehabilitation/historic tax credits. The carrying value of these investments, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of June 30, 2024 and December 31, 2023 were $4.1 million and zero, respectively. The investments do not have any related amortization for the three and six months ended June 30, 2024 and 2023, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of June 30, 2024 and December 31, 2023 were $3.2 million and zero, respectively.

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

At June 30, 2024, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three and six months ended June 30, 2024 and 2023.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $482 thousand and $1.4 million for the three and six months ended June 30, 2024, respectively, and $345 thousand and $961 thousand for the three and six months ended June 30, 2023, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $101 thousand and $287 thousand for the three and six months ended June 30, 2024, respectively, and $72 thousand and $202 thousand for the three and six months ended June 30, 2023, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended June 30, 2024 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	193,187	$22.42
Granted	—	—
Forfeited	(2,518)	22.96
Vested	(631)	21.79
Unvested at end of period	190,038	$22.42

A summary of changes in time-based unvested restricted stock awards for the six months ended June 30, 2024 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	124,934	$24.09
Granted	112,828	21.26
Forfeited	(4,961)	22.82
Vested	(42,763)	24.17
Unvested at end of period	190,038	$22.42

The above table excludes 18,029 shares in restricted stock awards that were granted to the Corporation's Board of Directors at a weighted average fair value of $21.35 and immediately vested. As of June 30, 2024 and December 31, 2023, there was $3.7 million and $2.1 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2019 Stock Incentive Plan. The fair value of shares vested was $11 thousand and $1.4 million during the three and six months ended June 30, 2024, respectively, and $4 thousand and $938 thousand during the three and six months ended June 30, 2023, respectively.

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

11.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2024 and 2023, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested time-based restricted stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$11,882	$12,752	$23,407	$28,166
Net earnings allocated to participating securities	(101)	(74)	(192)	(154)
Net earnings allocated to common stock	$11,781	$12,678	$23,215	$28,012
Distributed earnings allocated to common stock	$3,642	$3,650	$7,288	$7,322
Undistributed earnings allocated to common stock	8,139	9,028	15,927	20,690
Net earnings allocated to common stock	$11,781	$12,678	$23,215	$28,012
Weighted average common shares outstanding, including shares considered participating securities	21,005	21,033	20,992	21,087
Less: Average participating securities	(174)	(116)	(165)	(108)
Weighted average shares	20,831	20,917	20,827	20,979
Basic earnings per common share	$0.57	$0.61	$1.12	$1.34
Diluted earnings per common share computation:
Net earnings allocated to common stock	$11,781	$12,678	$23,215	$28,012
Weighted average common shares outstanding for basic earnings per common share	20,831	20,917	20,827	20,979
Add: Dilutive effect of stock compensation	62	40	63	40
Weighted average shares and dilutive potential common shares	20,893	20,957	20,890	21,019
Diluted earnings per common share	$0.56	$0.61	$1.11	$1.33

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

As of June 30, 2024 and December 31, 2023, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023:

For the Three Months Ended June 30, 2024	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$—	Interest expense – subordinated notes and debentures	$—	Other income	$—
For the Six Months Ended June 30, 2024	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$—	Interest expense – subordinated notes and debentures	$—	Other income	$—
For the Three Months Ended June 30, 2023	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(31)	Interest expense – subordinated notes and debentures	$(51)	Other income	$—
For the Six Months Ended June 30, 2023	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(68)	Interest expense – subordinated notes and debentures	$(96)	Other income	$—
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

The Corporation pledged cash collateral to another financial institution with a balance of $13 thousand as of June 30, 2024 and $173 thousand as of December 31, 2023. This balance is included in cash and cash equivalents due from banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions. Effective on September 30, 2023 the Corporation amended all of the back-to-back swap contracts to reference the 1-month SOFR plus a credit spread adjustment of 11.448 basis points "Fallback SOFR."

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023:

		Fair Value
	Notional Amount	Asset		Liability
June 30, 2024	$58,899	$1,434	(a)	$1,434	(b)
December 31, 2023	$21,302	$1,013	(a)	$1,013	(b)

(a)Reported in accrued interest receivable and other assets within the condensed consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets

Risk Participation Agreements

The Corporation’s existing credit derivatives result from participation in or out of interest rate swaps provided by or to external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Corporation’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain lenders which participate in loans.

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institutions related to loans in which the Corporation is a participant in. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $21.5 million as of June 30, 2024 and $21.7 million as of December 31, 2023.

The Corporation entered into RPA swaps with other financial institutions related to loans in which the Corporation is a participant out. The RPA provides credit protection to the Corporation should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $25.5 million as of June 30, 2024 and zero as of December 31, 2023.

The fair value of the RPAs swaps was $17 thousand and $49 thousand as of June 30, 2024 and December 31, 2023, respectively, and is reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2024 and December 31, 2023:

		Fair Value Measurements at June 30, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$19,620	$14,627	$4,993	$—
States and political subdivisions	91,373	—	91,373	—
Residential and multi-family mortgage	199,074	—	199,074	—
Corporate notes and bonds	40,338	—	40,338	—
Pooled SBA	9,495	—	9,495	—
Total Securities Available-For-Sale	$359,900	$14,627	$345,273	$—
Interest Rate swaps	$1,434	$—	$1,434	$—
Equity Securities:
Corporate equity securities	$6,004	$6,004	$—	$—
Mutual funds	1,657	1,657	—	—
Money market funds	409	409	—	—
Corporate notes	1,584	—	1,584	—
Total Equity Securities	$9,654	$8,070	$1,584	$—
Liabilities:
Interest Rate Swaps	$(1,434)	$—	$(1,434)	$—

		Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$4,988	$4,988	$—	$—
States and political subdivisions	91,809	—	91,809	—
Residential and multi-family mortgage	191,519	—	191,519	—
Corporate notes and bonds	43,139	—	43,139	—
Pooled SBA	10,500	—	10,500	—
Total Securities Available-For-Sale	$341,955	$4,988	$336,967	$—
Interest Rate swaps	$1,013	$—	$1,013	$—
Equity Securities:
Corporate equity securities	$5,341	$5,341	$—	$—
Mutual funds	2,223	2,223	—	—
Money market funds	1,103	1,103	—	—
Corporate notes	634	—	634	—
Total Equity Securities	$9,301	$8,667	$634	$—
Liabilities:
Interest Rate Swaps	$(1,013)	$—	$(1,013)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2024 and December 31, 2023:

		Fair Value Measurements at June 30, 2024 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$430	$—	$—	$430
Owner-occupied, nonfarm nonresidential properties	3,656	—	—	3,656
Commercial and industrial	4,489	—	—	4,489
Other construction loans and all land development loans and other land loans	1,225	—	—	1,225
Multifamily (5 or more) residential properties	300	—	—	300
Non-owner occupied, nonfarm nonresidential	6,546	—	—	6,546
Home equity lines of credit	293	—	—	293
Residential Mortgages secured by first liens	823	—	—	823

		Fair Value Measurements at December 31, 2023 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$736	$—	$—	$736
Owner-occupied, nonfarm nonresidential properties	5,589	—	—	5,589
Commercial and industrial	7,425	—	—	7,425
Other construction loans and all land development loans and other land loans	1,299	—	—	1,299
Multifamily (5 or more) residential properties	305	—	—	305
Non-owner occupied, nonfarm nonresidential	7,216	—	—	7,216
Home equity lines of credit	308	—	—	308
Residential mortgages secured by first liens	871	—	—	871

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2024:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$430	Valuation of third party appraisal on underlying collateral	Loss severity rates	33% (33%)
Owner-occupied, nonfarm nonresidential properties	3,656	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-100% (38%)
Commercial and industrial	4,489	Valuation of third party appraisal on underlying collateral	Loss severity rates	5%-55% (34%)
Other construction loans and all land development loans and other land loans	1,225	Valuation of third party appraisal on underlying collateral	Loss severity rates	34% (34%)
Multifamily (5 or more) residential properties	300	Valuation of third party appraisal on underlying collateral	Loss severity rates	32% (32%)
Non-owner occupied, nonfarm nonresidential	6,546	Valuation of third party appraisal on underlying collateral	Loss severity rates	30%-87% (56%)
Home equity lines of credit	293	Valuation of third party appraisal on underlying collateral	Loss severity rates	19%-21% (19%)
Residential Mortgages secured by first liens	823	Valuation of third party appraisal on underlying collateral	Loss severity rates	21%-46% (35%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2023:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$736	Valuation of third party appraisal on underlying collateral	Loss severity rates	29%-31% (30%)
Owner-occupied, nonfarm nonresidential properties	5,589	Valuation of third party appraisal on underlying collateral	Loss severity rates	9%-100% (14%)
Commercial and industrial	7,425	Valuation of third party appraisal on underlying collateral	Loss severity rates	8%-75% (31%)
Other construction loans and all land development loans and other land loans	1,299	Valuation of third party appraisal on underlying collateral	Loss severity rates	32% (32%)
Multifamily (5 or more) residential properties	305	Valuation of third party appraisal on underlying collateral	Loss severity rates	28% (28%)
Non-owner occupied, nonfarm nonresidential	7,216	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-48% (43%)
Home equity lines of credit	308	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-17% (15%)
Residential mortgages secured by first liens	871	Valuation of third party appraisal on underlying collateral	Loss severity rates	17%-42% (31%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2024:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$331,145	$331,145	$—	$—	$331,145
Debt securities available-for-sale	359,900	14,627	345,273	—	359,900
Debt securities held-to-maturity	354,569	84,643	241,679	—	326,322
Equity securities	9,654	8,070	1,584	—	9,654
Loans held for sale	642	—	651	—	651
Net loans receivable	4,434,160	—	—	4,296,269	4,296,269
FHLB and other restricted stock holdings and investments	39,415	n/a	n/a	n/a	n/a
Interest rate swaps	1,434	—	1,434	—	1,434
Accrued interest receivable	25,197	442	2,420	22,336	25,197
LIABILITIES
Deposits	$(5,110,845)	$(4,596,497)	$(516,941)	$—	$(5,113,438)
Subordinated notes and debentures	(105,039)	—	(130,792)	—	(130,792)
Interest rate swaps	(1,434)	—	(1,434)	—	(1,434)
Accrued interest payable	(6,852)	—	(6,852)	—	(6,852)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2023:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$222,046	$222,046	$—	$—	$222,046
Debt securities available-for-sale	341,955	4,988	336,967	—	341,955
Debt securities held-to-maturity	388,968	104,141	256,429	—	360,570
Equity securities	9,301	8,667	634	—	9,301
Loans held for sale	675	—	677	—	677
Net loans receivable	4,422,644	—	—	4,323,476	4,323,476
FHLB and other restricted stock holdings and investments	30,011	n/a	n/a	n/a	n/a
Interest rate swaps	1,013	—	1,013	—	1,013
Accrued interest receivable	24,318	410	2,319	21,589	24,318
LIABILITIES
Deposits	$(4,998,750)	$(4,492,256)	$(508,181)	$—	$(5,000,437)
Subordinated notes and debentures	(104,887)	—	(134,298)	—	(134,298)
Interest rate swaps	(1,013)	—	(1,013)	—	(1,013)
Accrued interest payable	(3,550)	—	(3,550)	—	(3,550)

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

The Corporation’s subsidiary, CNB Bank, provides financial services to individuals and businesses. The Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow, and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, New River Valley, and Roanoke. Impressia Bank, a division of the Bank, operates in the Bank’s primary market areas. Although the Corporation’s strategies, through the Bank, are executed based on the divisions discussed above, the Bank is a single Pennsylvania-chartered bank whereby all divisions of the Bank conduct their business on a doing business as basis.

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

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2023, included the 2023 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the full year ending December 31, 2024, or any future period.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $331.1 million at June 30, 2024, including additional excess liquidity of $271.9 million held at the Federal Reserve, compared to $222.0 million at December 31, 2023. These excess funds, when combined with collective contingent liquidity resources of $4.5 billion including (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total on-hand and contingent liquidity sources for the Corporation to be approximately 5.0 times the estimated amount of adjusted uninsured deposit balances.

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

SECURITIES

AFS debt securities and equity securities combined totaled $369.6 million and $351.3 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the total balance of investments classified as HTM debt securities was $354.6 million compared to $389.0 million at December 31, 2023.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," to the condensed consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of June 30, 2024. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	June 30, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$14,627	4.86%	$4,993	5.57%	$—	—%	$—	—%	$19,620	5.04%
State and Political Subdivisions	5,456	3.32	30,993	2.57	38,946	2.14	15,978	2.29	91,373	2.38
Residential and multi-family mortgage	4	6.10	15,865	3.07	18,427	1.85	164,778	2.08	199,074	2.14
Corporate notes and bonds	6,661	4.19	6,581	4.75	27,096	4.49	—	—	40,338	4.48
Pooled SBA	11	5.50	456	4.99	7,612	2.50	1,416	2.14	9,495	2.57
Total	$26,759	4.38%	$58,888	3.22%	$92,081	2.80%	$182,172	2.10%	$359,900	2.63%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of June 30, 2024.

	June 30, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$72,735	1.58%	$172,567	1.57%	$28,005	1.88%	$—	—%	$273,307	1.60%
Residential and multi-family mortgage	3,005	2.60	433	2.85	1,939	3.24	75,885	2.61	81,262	2.63
Total	$75,740	1.62%	$173,000	1.57%	$29,944	1.97%	$75,885	2.61%	$354,569	1.84%

The following table summarizes the weighted average modified duration of AFS securities as of June 30, 2024.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	1.06
State and Political Subdivisions	5.46
Residential and multi-family mortgage	6.28
Corporate notes and bonds	4.03
Pooled SBA	2.50
Total	5.43

The following table summarizes the weighted average modified duration of securities HTM as of June 30, 2024.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	2.31
Residential and multi-family mortgage	6.07
Total	3.17

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

At June 30, 2024, loans, excluding the impact of syndicated loans, totaled $4.4 billion, representing an increase of $66.0 million, or 1.51% year to date increase (3.05% annualized), from December 31, 2023. The increase in loans was primarily driven by qualitative commercial and industrial growth in the Columbus market and continued new relationship growth in the Corporation's recent expansion market of Cleveland, and growth in the Corporation's Private Banking division with notable activity in the Roanoke market.

At June 30, 2024, the Corporation's condensed consolidated balance sheet reflected a decrease in syndicated lending balances of $54.8 million compared to December 31, 2023, primarily resulting from scheduled paydowns or early payoffs of certain syndicated loans. The syndicated loan portfolio totaled $53.9 million, or 1.20% of total loans, at June 30, 2024, compared to $108.7 million, or 2.43% of total loans at December 31, 2023. The Corporation is closely managing the level of its syndicated loan portfolio as it focuses more resources on organic loan growth from its customer relationships.

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

Loan Portfolio Profile

As part of its lending policy and risk management activities, the Corporation tracks lending exposure by industry classification and type to determine potential risks associated with industry concentrations, and whether any risk issues could lead to additional credit loss exposure. In the current post-pandemic and inflationary economic environment, the Corporation has evaluated its exposure to the office, hospitality, and multifamily industries within its commercial real estate portfolio. Even given the Corporation’s historically sound underwriting protocols and high credit quality ratings for borrowers in these industries, the Corporation monitors numerous relevant sensitivity elements at both underwriting and through and beyond the funding period, including projects occupancy, loan-to-value, absorption and cap rates, debt service coverage and covenant compliance, and developer/lessor financial strength both in the project and globally. At June 30, 2024, the Corporation had the following key metrics related to its office, hospitality and multifamily portfolios:

•Commercial office loans
◦There were 116 outstanding loans, totaling $118.7 million, or 2.65%, of the Corporation loans outstanding;
◦There were no nonaccrual commercial office loans at June 30, 2024; and
◦The average outstanding balance per commercial office loan was $1.0 million.

•Commercial hospitality loans
◦There were 171 outstanding loans, totaling $298.7 million, or 6.67%, of total Corporation loans outstanding;
◦There were no nonaccrual commercial hospitality loans at June 30, 2024; and
◦The average outstanding balance per commercial hospitality loan was $1.7 million.

•Commercial multifamily loans
◦There were 217 outstanding loans, totaling $281.6 million, or 6.29%, of total Corporation loans outstanding;
◦Nonaccrual commercial multifamily loans (two customer relationship) totaled $541 thousand, or 0.19% of total multifamily loans outstanding. The two customer relationship did not have a related specific loss reserve at June 30, 2024; and
◦The average outstanding balance per commercial multifamily loan was $1.3 million.

The following table summarize the geographic region (based upon metropolitan statistical areas) in which the commercial office, hospitality and multifamily loans were originated as of June 30, 2024:

June 30, 2024
Commercial Office
Geographic Region:
Cleveland, OH	27.20%
Buffalo, NY	32.10
Cincinnati, OH	9.40
Columbus, OH	8.10
All other geographical regions	23.20
Total Commercial Office	100.00%

Commercial Hospitality
Geographic Region:
Buffalo, NY	16.80%
Pittsburgh, PA	16.00
Columbus, OH	19.90
Erie & Meadville, PA	4.20
All other geographical regions	43.10
Total Commercial Hospitality	100.00%

Commercial Multifamily
Geographic Region:
Cleveland, OH	26.30%
Buffalo, NY	19.00
Columbus, OH	27.20
All other geographical regions	27.50
Total Commercial Multifamily	100.00%

The Corporation had no commercial office, hospitality or multifamily loan relationships considered by the banking regulators to be a high volatility commercial real estate credit.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at June 30, 2024. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	June 30, 2024
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$64	$1,901	$7,233	$—	$9,198
Owner-occupied, nonfarm nonresidential properties	24,126	28,045	18,721	5,661	76,553
Agricultural production and other loans to farmers	16	103	—	—	119
Commercial and Industrial	16,512	205,736	27,518	—	249,766
Obligations (other than securities and leases) of states and political subdivisions	522	17,034	79,833	8,206	105,595
Other loans	229	218	642	12,733	13,822
Other construction loans and all land development and other land loans (1)	26,637	50,537	9,333	220	86,727
Multifamily (5 or more) residential properties	7,590	33,815	2,839	4,307	48,551
Non-owner occupied, nonfarm nonresidential properties	50,577	114,968	50,028	787	216,360
1-4 Family Construction (1)	—	—	—	1,554	1,554
Home equity lines of credit	—	52	423	249	724
Residential Mortgages secured by first liens	2,648	32,690	215,772	131,664	382,774
Residential Mortgages secured by junior liens	71	7,832	64,830	16,406	89,139
Other revolving credit plans	8	12	16	1	37
Automobile	469	16,813	5,105	—	22,387
Other consumer	4,240	33,329	8,298	5,542	51,409
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$133,709	$543,085	$490,591	$187,330	$1,354,715

Loans Receivable with Variable or Floating Interest Rate
Farmland	$1,851	$2,320	$10,967	$7,876	$23,014
Owner-occupied, nonfarm nonresidential properties	34,284	70,050	297,304	56,937	458,575
Agricultural production and other loans to farmers	749	48	645	—	1,442
Commercial and Industrial	265,810	89,283	53,297	1,251	409,641
Obligations (other than securities and leases) of states and political subdivisions	2,600	3,053	18,278	20,956	44,887
Other loans	883	3,364	8,257	—	12,504
Other construction loans and all land development and other land loans (1)	76,916	92,551	108,667	9,841	287,975
Multifamily (5 or more) residential properties	29,793	67,145	174,061	4,542	275,541
Non-owner occupied, nonfarm nonresidential properties	63,397	255,083	390,109	53,292	761,881
1-4 Family Construction (1)	5,460	755	2,402	10,237	18,854
Home equity lines of credit	7,266	6,584	45,224	84,220	143,294
Residential Mortgages secured by first liens	12,815	31,634	140,325	438,615	623,389
Residential Mortgages secured by junior liens	2,175	600	5,315	856	8,946
Other revolving credit plans	2,253	5,686	31,829	1,554	41,322
Automobile	—	—	—	—	—
Other consumer	1	63	110	61	235
Credit cards	13,259	—	—	—	13,259
Overdrafts	218	—	—	—	218
Total	$519,730	$628,219	$1,286,790	$690,238	$3,124,977
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At June 30, 2024, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Nonaccrual loans	$34,788	$29,639
Accrual loans greater than 90 days past due	112	55
Total nonperforming loans	34,900	29,694
Other real estate owned	1,641	2,111
Total nonperforming assets	$36,541	$31,805
Total loans receivable	$4,479,692	$4,468,476
Nonaccrual loans as a percentage of total loans receivable	0.78%	0.66%
Total assets	$5,886,571	$5,752,957
Nonperforming assets as a percentage of total assets	0.62%	0.55%
Allowance for credit losses on loans receivable	$45,532	$45,832
Allowance for credit losses / Total loans	1.02%	1.03%
Ratio of allowance for credit losses to nonaccrual loans	130.88%	154.63%

Total nonperforming assets were $36.5 million, or 0.62% of total assets, as of June 30, 2024, compared to $31.8 million, or 0.55% of total assets, as of December 31, 2023. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 130.88% at June 30, 2024, compared to 154.63% at December 31, 2023. The increase in nonperforming assets was primarily due to two relationships. The first relationship was a commercial and industrial relationship totaling $3.1 million with a specific reserve balance of $1.2 million, and the second relationship was an owner-occupied commercial real estate relationship totaling $4.6 million with a specific reserve balance of $1.2 million. Management does not believe there is risk of significant additional loss exposures beyond the specific reserves related to these loan relationships.

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

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at June 30, 2024 and December 31, 2023; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	June 30, 2024
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$154	0.7%	$32,212	0.48%
Owner-occupied, nonfarm nonresidential properties	5,000	11.9	535,128	0.93
Agricultural production and other loans to farmers	8	—	1,561	0.51
Commercial and Industrial	7,113	14.7	659,407	1.08
Obligations (other than securities and leases) of states and political subdivisions	2,554	3.4	150,482	1.70
Other loans	403	0.6	26,326	1.53
Other construction loans and all land development and other land loans	3,114	8.4	374,702	0.83
Multifamily (5 or more) residential properties	1,410	7.2	324,092	0.44
Non-owner occupied, nonfarm nonresidential properties	9,718	21.8	978,241	0.99
1-4 Family Construction	147	0.5	20,408	0.72
Home equity lines of credit	1,035	3.2	144,018	0.72
Residential Mortgages secured by first liens	8,934	22.5	1,006,163	0.89
Residential Mortgages secured by junior liens	1,598	2.2	98,085	1.63
Other revolving credit plans	934	0.9	41,359	2.26
Automobile	287	0.5	22,387	1.28
Other consumer	2,802	1.2	51,644	5.43
Credit cards	103	0.3	13,259	0.78
Overdrafts	218	—	218	100.00
Total	$45,532	100.0%	$4,479,692	1.02%

	December 31, 2023
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$138	0.8%	$33,485	0.41%
Owner-occupied, nonfarm nonresidential properties	4,131	11.5	511,910	0.81
Agricultural production and other loans to farmers	7	—	1,652	0.42
Commercial and Industrial	9,500	16.3	726,442	1.31
Obligations (other than securities and leases) of states and political subdivisions	2,627	3.4	152,201	1.73
Other loans	389	0.6	25,507	1.53
Other construction loans and all land development and other land loans	2,830	7.6	340,358	0.83
Multifamily (5 or more) residential properties	1,251	6.8	305,697	0.41
Non-owner occupied, nonfarm nonresidential properties	9,783	22.0	984,033	0.99
1-4 Family Construction	191	0.6	28,055	0.68
Home equity lines of credit	844	2.9	130,700	0.65
Residential Mortgages secured by first liens	8,274	22.5	1,005,335	0.82
Residential Mortgages secured by junior liens	1,487	2.0	91,240	1.63
Other revolving credit plans	977	1.0	42,877	2.28
Automobile	360	0.6	25,315	1.42
Other consumer	2,656	1.1	51,592	5.15
Credit cards	95	0.3	11,785	0.81
Overdrafts	292	—	292	100.00
Total	$45,832	100.0	$4,468,476	1.03%

The above table includes revisions to the amount of allowance allocated and total loans receivable columns disclosure as of December 31, 2023 to reflect the revisions for the applicable portfolio segments as described previously in Note 4, "Loans Receivable and Allowance for Credit Losses."

The allowance for credit losses measured as a percentage of total loans receivable was 1.02% as of June 30, 2024 and 1.03% as of December 31, 2023.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the six months ended June 30, 2024, the allowance for credit losses decreased $300 thousand. The growth in the Corporation's loan portfolio in new market areas was offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. Significant uncertainty persists regarding the domestic and global economy, tightening credit conditions, persistent inflation, and higher interest rates. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of June 30, 2024 and December 31, 2023.

Additional information related to provision for credit loss expense and net charge-offs and recoveries for the three months ended June 30, 2024 and 2023 is presented in the tables below.

	Three Months Ended June 30, 2024
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$19	$—	$32,056	—%
Owner-occupied, nonfarm nonresidential properties	622	(95)	531,487	(0.07)
Agricultural production and other loans to farmers	—	—	1,748	—
Commercial and Industrial	(186)	(1,674)	669,929	(1.01)
Obligations (other than securities and leases) of states and political subdivisions	17	—	154,967	—
Other loans	25	—	26,289	—
Other construction loans and all land development and other land loans	(1,141)	—	481,769	—
Multifamily (5 or more) residential properties	343	—	261,660	—
Non-owner occupied, nonfarm nonresidential properties	1,282	(349)	887,762	(0.16)
1-4 Family Construction	(156)	—	37,528	—
Home equity lines of credit	136	2	138,760	0.01
Residential Mortgages secured by first liens	566	—	994,936	—
Residential Mortgages secured by junior liens	167	—	95,058	—
Other revolving credit plans	147	(67)	39,284	(0.69)
Automobile	(4)	(13)	22,838	(0.23)
Other consumer	591	(500)	50,513	(3.98)
Credit cards	13	(8)	14,810	(0.22)
Overdrafts	63	(100)	239	(168.28)
Total	$2,504	$(2,804)	$4,441,633	(0.25)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Six Months Ended June 30, 2024
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$16	$—	$32,145	—%
Owner-occupied, nonfarm nonresidential properties	1,551	(682)	520,421	(0.26)
Agricultural production and other loans to farmers	1	—	1,702	—
Commercial and Industrial	(671)	(1,716)	688,380	(0.50)
Obligations (other than securities and leases) of states and political subdivisions	(73)	—	154,606	—
Other loans	14	—	25,843	—
Other construction loans and all land development and other land loans	284	—	485,311	—
Multifamily (5 or more) residential properties	159	—	255,955	—
Non-owner occupied, nonfarm nonresidential properties	284	(349)	878,686	(0.08)
1-4 Family Construction	(44)	—	42,756	—
Home equity lines of credit	188	3	135,661	—
Residential Mortgages secured by first liens	724	(64)	991,936	(0.01)
Residential Mortgages secured by junior liens	111	—	93,520	—
Other revolving credit plans	36	(79)	40,296	(0.39)
Automobile	(53)	(20)	23,589	(0.17)
Other consumer	1,136	(990)	50,330	(3.96)
Credit cards	40	(32)	13,861	(0.46)
Overdrafts	145	(219)	248	(177.58)
Total	$3,848	$(4,148)	$4,435,246	(0.19)%
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

Provision for credit losses was $2.6 million and $3.9 million for the three and six months ended June 30, 2024, respectively, compared to $2.4 million and $3.7 million for the three and six months ended June 30, 2023, respectively. Included in the provision for credit losses for the three and six months ended June 30, 2024 was $87 thousand and $63 thousand, respectively, related to the allowance for unfunded commitments compared to $56 and $115 thousand accrual towards the allowance for unfunded commitments for the three and six months ended June 30, 2023, respectively.

DEPOSITS

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	June 30, 2024	Percent of Deposits in Each Category to Total Deposits	December 31, 2023	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2024 vs. 2023
Demand, noninterest-bearing	$762,918	14.9%	$728,881	14.6%	4.7%
Demand, interest-bearing	693,074	13.6	803,093	16.1	(13.7)
Savings deposits	3,140,505	61.4	2,960,282	59.2	6.1
Time deposits	514,348	10.1	506,494	10.1	1.6
Total deposits	$5,110,845	100.0%	$4,998,750	100.0%	2.2%

At June 30, 2024, total deposits were $5.1 billion, reflecting an increase of $112.1 million, or 2.24%, from December 31, 2023. The increase in deposit balances was primarily attributable to an increase in business and retail deposits. In addition, the total number of deposit households increased by approximately 1.46% from December 31, 2023.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended June 30,
	2024		2023
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$761,270	—%	$793,686	—%
Demand, interest-bearing	713,431	0.76	888,804	0.62
Savings deposits	3,097,598	3.57	2,608,232	2.82
Time deposits	510,649	3.93	550,188	2.82
Total	$5,082,948		$4,840,910

	Six Months Ended June 30,
	2024		2023
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$749,124	—%	$813,382	—%
Demand, interest-bearing	726,681	0.70	912,345	0.55
Savings deposits	3,031,438	3.52	2,476,442	2.53
Time deposits	517,287	3.78	520,666	2.61
Total	$5,024,530		$4,722,835

At June 30, 2024, the average deposit balance per account for the Bank was approximately $33 thousand. The Bank had increases in municipal deposits, as well as retail customer household deposits, including those added after the 2023 launches of (i) the Bank's "At Ease" account, a service for U.S. service member and veteran families, and (ii) the Corporation's women-focused banking division, Impressia Bank.

The following table presents additional information about our June 30, 2024 and December 31, 2023 deposits:

	June 30, 2024	December 31, 2023
Time deposits not covered by deposit insurance	$41,956	$44,665
Total deposits not covered by deposit insurance	1,511,974	1,438,944

At June 30, 2024, the total estimated uninsured deposits for the Bank were approximately $1.5 billion, or approximately 29.00% of total Bank deposits. However, when excluding $101.4 million of affiliate company deposits and $460.7 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $949.8 million, or approximately 18.22% of total Bank deposits as of June 30, 2024.

At December 31, 2023, the total estimated uninsured deposits for the Bank were approximately $1.4 billion, or approximately 28.21% of total Bank deposits. However, when excluding affiliate company deposits of $101.3 million and pledged-investment collateralized deposits of $400.5 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $937.1 million, or approximately 18.37% of total Bank deposits as of December 31, 2023.

Scheduled maturities of time deposits not covered by deposit insurance at June 30, 2024 were as follows:

June 30, 2024
3 months or less	$10,724
Over 3 through 6 months	11,164
Over 6 through 12 months	15,168
Over 12 months	4,900
Total	$41,956

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

The Corporation’s expected material cash requirements for the twelve months ended June 30, 2025 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses, and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as by maintaining access to wholesale funding sources.

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

At June 30, 2024, the Corporation’s cash and cash equivalents position was approximately $331.1 million, including liquidity of $271.9 million held at the Federal Reserve. These excess funds, when combined with $4.5 billion in (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total on-hand and contingent liquidity sources for the Corporation to be approximately 5.0 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of June 30, 2024:

Net Available
FHLB borrowing capacity (1)	$1,092,648
Federal Reserve borrowing capacity (2)	412,717
Brokered deposits (3)	1,939,380
Other third-party funding channels (3) (4)	1,016,320
Total net available liquidity and borrowing capacity	$4,461,065
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window and BIC program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of June 30, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business, the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to condensed consolidated financial statements elsewhere in this report for the expected timing of such payments as of June 30, 2024. The Corporation’s material contractual obligations as of June 30, 2024 consist of (i) long-term borrowings - Note 7, "Borrowings," (ii) operating leases - Note 5, "Leases," (iii) time deposits with stated maturity dates - Note 6, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 9, "Off-Balance Sheet Commitments and Contingencies."

Shareholders’ Equity, Capital Ratios and Metrics

As of June 30, 2024, the Corporation’s total shareholders’ equity was $586.7 million, representing an increase of $15.5 million, or 2.71%, from December 31, 2023, primarily due to an increase in the Corporation's retained earnings (net income, partially offset by the common and preferred dividends paid).

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

As of June 30, 2024 all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation's capital ratios and book value per common share at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Total risk-based ratio	16.20%	15.99%
Tier 1 risk-based ratio	13.41%	13.20%
Common equity tier 1 ratio	11.71%	11.49%
Tier 1 leverage ratio	10.56%	10.54%
Common shareholders' equity/total assets	8.99%	8.93%
Tangible common equity/tangible assets (1)	8.30%	8.22%
Book value per common share	$25.19	$24.57
Tangible book value per common share (1)	$23.09	$22.46
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

At June 30, 2024, the Corporation's pre-tax net unrealized losses on available-for-sale and held-to-maturity securities totaled approximately $84.1 million, or 14.33% of total shareholders' equity, compared to $82.2 million, or 14.40% of total shareholders' equity at December 31, 2023. The change is unrealized losses was primarily due to changes in the yield curve during the first and second quarters of 2024 compared to 2023, relative to the Corporation's scheduled bond maturities. Importantly, all regulatory capital ratios for the Corporation would exceed regulatory "well-capitalized" levels as of both June 30, 2024 and December 31, 2023 if the net unrealized losses at the respective dates were fully recognized. Additionally, the Corporation maintained $100.5 million of liquid funds at its holding company, which more than covers the $84.1 million in unrealized losses on investments held primarily in its wholly-owned banking subsidiary, as an immediately available source of contingent capital to be down-streamed to the Bank, if necessary.

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

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended June 30, 2024 and 2023:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	June 30, 2024			June 30, 2023
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$702,036	2.09%	$3,941	$730,224	1.89%	$3,700
Tax-exempt (1) (2) (4)	25,088	2.59	178	30,274	2.59	209
Equity securities (1) (2)	6,963	5.72	99	10,107	7.22	182
Total securities (4)	734,087	2.14	4,218	770,605	1.99	4,091
Loans receivable:
Commercial (2) (3)	1,416,476	6.85	24,133	1,512,107	6.46	24,342
Mortgage and loans held for sale (2) (3)	2,897,473	6.15	44,331	2,735,693	5.73	39,089
Consumer (3)	127,684	12.17	3,863	128,423	11.46	3,670
Total loans receivable (3)	4,441,633	6.55	72,327	4,376,223	6.15	67,101
Interest-bearing deposits with the Federal Reserve and other financial institutions	289,925	5.99	4,321	91,643	6.05	1,383
Total earning assets	5,465,645	5.89	$80,866	5,238,471	5.50	$72,575
Noninterest-bearing assets:
Cash and cash equivalents due from banks	53,710			55,632
Premises and equipment	112,386			108,296
Other assets	268,930			250,019
Allowance for credit losses	(45,693)			(44,471)
Total non interest-bearing assets	389,333			369,476
TOTAL ASSETS	$5,854,978			$5,607,947
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$713,431	0.76%	$1,342	$888,804	0.62%	$1,383
Savings	3,097,598	3.57	27,464	2,608,232	2.82	18,326
Time	510,649	3.93	4,988	550,188	2.82	3,869
Total interest-bearing deposits	4,321,678	3.15	33,794	4,047,224	2.34	23,578
Short-term borrowings	—	0.00	—	33,920	5.21	441
Finance lease liabilities	259	4.66	3	350	4.58	4
Subordinated notes and debentures	105,001	4.36	1,138	104,698	4.02	1,049
Total interest-bearing liabilities	4,426,938	3.17	$34,935	4,186,192	2.40	$25,072
Demand—noninterest-bearing	761,270			793,686
Other liabilities	83,549			77,579
Total liabilities	5,271,757			5,057,457
Shareholders’ equity	583,221			550,490
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,854,978			$5,607,947
Interest income/Earning assets		5.89%	$80,866		5.50%	$72,575
Interest expense/Interest-bearing liabilities		3.17	34,935		2.40	25,072
Net interest spread		2.72%	$45,931		3.10%	$47,503
Interest income/Earning assets		5.89%	$80,866		5.50%	$72,575
Interest expense/Earning assets		2.55	34,935		1.90	25,072
Net interest margin (fully tax-equivalent)		3.34%	$45,931		3.60%	$47,503
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended June 30, 2024 and 2023 was $214 thousand and $243 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended June 30, 2024 and 2023 was $(59.2) million and $(55.9) million, respectively.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Six Months Ended,
	June 30, 2024			June 30, 2023
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$699,431	2.02%	$7,592	$739,201	1.90%	$7,466
Tax-exempt (1) (2) (4)	26,415	2.59	369	31,824	2.63	443
Equity securities (1) (2)	6,864	5.68	194	11,664	4.75	275
Total securities (4)	732,710	2.08	8,155	782,689	1.96	8,184
Loans receivable:
Commercial (2) (3)	1,423,097	6.88	48,652	1,510,355	6.37	47,730
Mortgage and loans held for sale (2) (3)	2,883,824	6.12	87,734	2,682,009	5.63	74,821
Consumer (3)	128,325	11.97	7,641	124,659	11.49	7,104
Total loans receivable (3)	4,435,246	6.53	144,027	4,317,023	6.06	129,655
Interest-bearing deposits with the Federal Reserve and other financial institutions	239,998	5.70	6,806	54,435	6.10	1,647
Total earning assets	5,407,954	5.85	$158,988	5,154,147	5.40	$139,486
Noninterest-bearing assets:
Cash and cash equivalents due from banks	53,611			53,981
Premises and equipment	111,199			105,574
Other assets	265,453			248,010
Allowance for credit losses	(45,732)			(43,957)
Total non interest-bearing assets	384,531			363,608
TOTAL ASSETS	$5,792,485			$5,517,755
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$726,681	0.70%	$2,537	$912,345	0.55%	$2,484
Savings	3,031,438	3.52	53,075	2,476,442	2.53	31,066
Time	517,287	3.78	9,730	520,666	2.61	6,727
Total interest-bearing deposits	4,275,406	3.07	65,342	3,909,453	2.08	40,277
Short-term borrowings	—	0.00	—	67,930	5.05	1,700
Finance lease liabilities	271	4.45	6	361	4.47	8
Subordinated notes and debentures	104,963	4.35	2,270	104,660	4.02	2,088
Total interest-bearing liabilities	4,380,640	3.10	$67,618	4,082,404	2.18	$44,073
Demand—noninterest-bearing	749,124			813,382
Other liabilities	82,730			78,930
Total liabilities	5,212,494			4,974,716
Shareholders’ equity	579,991			543,039
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,792,485			$5,517,755
Interest income/Earning assets		5.85%	$158,988		5.40%	$139,486
Interest expense/Interest-bearing liabilities		3.10	67,618		2.18	44,073
Net interest spread		2.75%	$91,370		3.22%	$95,413
Interest income/Earning assets		5.85%	$158,988		5.40%	$139,486
Interest expense/Earning assets		2.49	67,618		1.71	44,073
Net interest margin (fully tax-equivalent)		3.36%	$91,370		3.69%	$95,413
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the six months ended June 30, 2024 and 2023 was $431 thousand and $514 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the six months ended June 30, 2024 and 2023 was $(57.2) million and $(57.3) million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended June 30, 2024 and 2023:

Net Interest Income Rate-Volume Variance	For Three Months Ended June 30, 2024 over (under) 2023 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$(109)	$350	$241
Tax-exempt (2)	(31)	—	(31)
Equity securities (2)	(57)	(26)	(83)
Total securities	(197)	324	127
Loans receivable:
Commercial (2)	(1,586)	1,377	(209)
Mortgage (2) (3)	2,208	3,034	5,242
Consumer	(33)	226	193
Total loans receivable	589	4,637	5,226
Other earning assets	2,981	(43)	2,938
Total Earning Assets	$3,373	$4,918	$8,291

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(290)	$249	$(41)
Savings	3,346	5,792	9,138
Time	(294)	1,413	1,119
Total interest-bearing deposits	2,762	7,454	10,216
Short-Term Borrowings	(441)	—	(441)
Finance lease liabilities	(1)	—	(1)
Subordinated debentures	0	89	89
Total Interest-Bearing Liabilities	$2,320	$7,543	$9,863

Change in Net Interest Income	$1,053	$(2,625)	$(1,572)
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the three months ended June 30, 2024 and June 30, 2023.
(3) Includes loans held for sale.

The following table presents the change in net interest income for the six months ended June 30, 2024 and 2023:

Net Interest Income Rate-Volume Variance	For Six Months Ended June 30, 2024 over (under) 2023 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$(293)	$419	$126
Tax-exempt (2)	(69)	(5)	(74)
Equity securities (2)	(113)	32	(81)
Total securities	(475)	446	(29)
Loans receivable:
Commercial (2)	(2,697)	3,619	922
Mortgage (2) (3)	5,867	7,046	12,913
Consumer	230	307	537
Total loans receivable	3,400	10,972	14,372
Other earning assets	5,638	(479)	5,159
Total Earning Assets	$8,563	$10,939	$19,502

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(491)	$544	$53
Savings	7,044	14,965	22,009
Time	(15)	3,018	3,003
Total interest-bearing deposits	6,538	18,527	25,065
Short-Term Borrowings	(1,700)	—	(1,700)
Finance lease liabilities	(2)	—	(2)
Subordinated debentures	9	173	182
Total Interest-Bearing Liabilities	$4,845	$18,700	$23,545

Change in Net Interest Income	$3,718	$(7,761)	$(4,043)
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the six months ended June 30, 2024 and June 30, 2023.
(3) Includes loans held for sale.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 and 2023

OVERVIEW

Net income available to common shareholders ("earnings") was $11.9 million, or $0.56 per diluted share, for the three months ended June 30, 2024. The Corporation’s earnings for the three months ended June 30, 2023 were $12.8 million, or $0.61 per diluted share. The decrease in diluted earnings per share comparing the three months ended June 30, 2024 to the three months ended June 30, 2023 was primarily due to the significant year-over-year increase in deposit costs primarily resulting from Federal Reserve rate increases throughout 2023 and the resulting market impact to the Corporation's deposit base.

Annualized return on average equity was 8.94% for the three months ended June 30, 2024, compared to 10.07% for the three months ended June 30, 2023. Annualized return on average tangible common equity, a non-GAAP measure, was 9.93% for the three months ended June 30, 2024, compared to 11.40% for the three months ended June 30, 2023.

The Corporation's efficiency ratio was 65.94% for the three months ended June 30, 2024, compared to 64.78% for the three months ended June 30, 2023. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 65.20% for the three months ended June 30, 2024, compared to 64.10% for the three months ended June 30, 2023.

NET INTEREST INCOME

Net interest income was $45.7 million for the three months ended June 30, 2024, compared to $47.3 million for the three months ended June 30, 2023. When comparing the first quarter of 2024 to the first quarter of 2023, the decrease in net interest income of $1.5 million, or 3.26%, was primarily due to an increase in the Corporation's interest expense as a result of targeted interest-bearing deposit rate increases to ensure both deposit relationship retention, and new deposit growth in recently entered expansion markets.

Net interest margin was 3.36% and 3.62% for the three months ended June 30, 2024 and June 30, 2023, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.34% and 3.60%, for the three months ended June 30, 2024 and June 30, 2023, respectively.

The yield on earning assets of 5.89% for the three months ended June 30, 2024 increased 39 basis points from June 30, 2023, primarily as a result of the net benefit of higher interest rates on both variable-rate loans and new loan production.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $2.6 million and $2.4 million for the three months ended June 30, 2024 and June 30, 2023, respectively.

Management believes the charges to the provision for credit losses for the three months ended June 30, 2024 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at June 30, 2024.

NON-INTEREST INCOME

Total non-interest income was $8.9 million for the three months ended June 30, 2024 compared to $8.3 million for the three months ended June 30, 2023. The increase during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to higher pass-through income from small business investment companies.

NON-INTEREST EXPENSE

For the three months ended June 30, 2024, total non-interest expense was $36.0 million, compared to $36.0 million for the three months ended June 30, 2023. The increase from the three months ended June 30, 2023 was primarily a result of higher salaries and benefits driven by an increase in personnel costs related to merit increases, coupled with year-over-year investments in technology applications aimed at enhancing both customer online banking capabilities, customer call center communications and in-branch technology delivery channels. In addition, card processing and interchange expense for the second quarter of 2024 was $878 thousand, or 40.15% of card processing and interchange income, compared to $1.6 million, or 76.24% of card processing and interchange income for the second quarter of 2023.

INCOME TAX EXPENSE

Income tax expense was $3.0 million, representing a 19.03% effective tax rate, compared to $3.3 million, representing a 19.42% effective tax rate for the three months ended June 30, 2024 and 2023, respectively.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2024 and 2023

OVERVIEW

Earnings were $23.4 million, or $1.11 per diluted share, for the six months ended June 30, 2024, compared to earnings of $28.2 million, or $1.33 per diluted share, for the six months ended June 30, 2023. As previously noted, the decrease in diluted earnings per share comparing the six months ended June 30, 2024 to the six months ended June 30, 2023 was primarily due to both the rise in deposit costs year over year.

Annualized return on average equity was 8.86% for the six months ended June 30, 2024, compared to 11.26% for the six months ended June 30, 2023. Annualized return on average tangible common equity, a non-GAAP measure, was 9.85% for the six months ended June 30, 2024, compared to 12.88% for the six months ended June 30, 2023.

The Corporation's efficiency ratio was 67.50% for the six months ended June 30, 2024, compared to 62.91% for the six months ended June 30, 2023. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 66.74% for the six months ended June 30, 2024, compared to 62.28% the six months ended June 30, 2023.

NET INTEREST INCOME

Net interest income was $90.9 million for the six months ended June 30, 2024, compared to $94.9 million for the six months ended June 30, 2023. The decrease of $4.0 million, or 4.17%, was due to loan growth and the benefits of the impact of rising interest rates resulting in greater income on variable-rate loans, coupled with a higher average balance of interest-bearing deposits with the Federal Reserve, being more than offset by an increase in the Corporation's interest expense as a result of targeted interest-bearing deposit rate increases to ensure both deposit growth and retention.

Net interest margin was 3.38% and 3.71% for the six months ended June 30, 2024 and 2023, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.36% and 3.69% for the six months ended June 30, 2024 and 2023, respectively.

The yield on earning assets of 5.85% for the six months ended June 30, 2024 increased 45 basis points from June 30, 2023, primarily as a result of the net benefit of higher interest rates on both variable-rate loans and new loan production.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $3.9 million for the six months ended June 30, 2024, compared to $3.7 million for the six months ended June 30, 2023. The $216 thousand increase in the provision expense for six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily a result of the increased net loan charge-offs, partially offset by lower loan growth.

Management believes the charges to the provision for credit losses for the six months ended June 30, 2024 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at June 30, 2024.

NON-INTEREST INCOME

Total non-interest income was $17.8 million for the six months ended June 30, 2024, compared to $16.3 million for the six months ended June 30, 2023. This increase was primarily due to higher pass-through income from SBICs coupled with an increase in net realized and unrealized gains on equity securities.

NON-INTEREST EXPENSE

For the six months ended June 30, 2024, total non-interest expense was $73.4 million, compared to $70.0 million for the six months ended June 30, 2023. The increase of $3.4 million, or 4.91%, from the six months ended June 30, 2023 was primarily a result of an increase in salaries and benefits and technology expenses, partially offset by a decrease in card processing and interchange expenses. In addition, other non-interest expenses increased primarily due to an increase in personnel costs related to annual merit increases and growth in the Corporation's staff and new offices in its expansion markets, while the increase in technology was primarily due to year-over-year investments in technology applications aimed at enhancing both customer online banking capabilities, customer call center communications, and in-branch technology delivery channels. The decrease in card processing and interchange expenses related to the changes made by the Corporation to its cardholder rewards program.

INCOME TAX EXPENSE

Income tax expense was $5.9 million, representing an 18.70% effective tax rate, compared to $7.2 million, representing a 19.29% effective tax rate for the six months ended June 30, 2024 and 2023, respectively.

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

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for credit losses and the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill and intangibles that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1, "Summary of Significant Accounting Policies" and Note 3, "Loans Receivable and Allowance for Credit Losses" of the 2023 Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for credit losses and loans receivable. There have been no other significant changes in the application of accounting policies since December 31, 2023.

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	June 30,	December 31,
	2024	2023
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$586,700	$571,247
Less: preferred equity	57,785	57,785
Common shareholders' equity	528,915	513,462
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	241	280
Tangible common equity (non-GAAP)	$484,800	$469,308

Total assets	$5,886,571	$5,752,957
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	241	280
Tangible assets (non-GAAP)	$5,842,456	$5,708,803

Ending shares outstanding	20,998,117	20,896,439

Book value per common share (GAAP)	$25.19	$24.57
Tangible book value per common share (non-GAAP)	$23.09	$22.46

Common shareholders' equity / Total assets (GAAP)	8.99%	8.93%
Tangible common equity / Tangible assets (non-GAAP)	8.30%	8.22%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Calculation of efficiency ratio:
Non-interest expense	$35,989	$35,988	$73,413	$69,978

Non-interest income	$8,865	$8,293	$17,820	$16,335
Net interest income	45,717	47,260	90,939	94,899
Total revenue	$54,582	$55,553	$108,759	$111,234
Efficiency ratio	65.94%	64.78%	67.50%	62.91%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$35,989	$35,988	$73,413	$69,978
Less: core deposit intangible amortization	19	23	39	45
Adjusted non-interest expense (non-GAAP)	$35,970	$35,965	$73,374	$69,933

Non-interest income	$8,865	$8,293	$17,820	$16,335

Net interest income	$45,717	$47,260	$90,939	$94,899
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,318	1,349	2,655	2,667
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	1,902	1,906	3,834	3,713
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	46,301	47,817	92,118	95,945
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$55,166	$56,110	$109,938	$112,280

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	65.20%	64.10%	66.74%	62.28%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Calculation of net interest margin:
Interest income	$80,652	$72,332	$158,557	$138,972
Interest expense	34,935	25,072	67,618	44,073
Net interest income	$45,717	$47,260	$90,939	$94,899

Average total earning assets	$5,465,645	$5,238,471	$5,407,954	$5,154,147

Net interest margin (GAAP) (annualized)	3.36%	3.62%	3.38%	3.71%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$80,652	$72,332	$158,557	$138,972
Tax equivalent adjustment (non-GAAP)	214	243	431	514
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	80,866	72,575	158,988	139,486
Interest expense	34,935	25,072	67,618	44,073
Net interest income (fully tax equivalent basis) (non-GAAP)	$45,931	$47,503	$91,370	$95,413

Average total earning assets	$5,465,645	$5,238,471	$5,407,954	$5,154,147
Less: average mark to market adjustment on investments (non-GAAP)	(59,225)	(55,940)	(57,186)	(57,294)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$5,524,870	$5,294,411	$5,465,140	$5,211,441

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.34%	3.60%	3.36%	3.69%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Calculation of PPNR (non-GAAP): (1)
Net interest income	$45,717	$47,260	$90,939	$94,899
Add: Non-interest income	8,865	8,293	17,820	16,335
Less: Non-interest expense	35,989	35,988	73,413	69,978
PPNR (non-GAAP)	$18,593	$19,565	$35,346	$41,256

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Calculation of return on average tangible common equity (non-GAAP):
Net income	$12,957	$13,827	$25,557	$30,316
Less: preferred stock dividends	1,075	1,075	2,150	2,150
Net income available to common shareholders	$11,882	$12,752	$23,407	$28,166

Average shareholders' equity	$583,221	$550,490	$579,991	$543,039
Less: average goodwill & intangibles	44,127	44,208	44,137	44,208
Less: average preferred equity	57,785	57,785	57,785	57,785
Tangible common shareholders' equity (non-GAAP)	$481,309	$448,497	$478,069	$441,046

Return on average equity (GAAP) (annualized)	8.94%	10.07%	8.86%	11.26%
Return on average common equity (GAAP) (annualized)	9.10%	10.38%	9.01%	11.70%
Return on average tangible common equity (non-GAAP) (annualized)	9.93%	11.40%	9.85%	12.88%

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

	% Change in Net Interest Income
	June 30, 2024	December 31, 2023
+300 basis points	3.0%	2.6%
+200 basis points	4.8%	3.8%
+100 basis points	6.5%	4.6%
-100 basis points	0.8%	(3.8)%
-200 basis points	(1.0)%	(6.5)%
-300 basis points	(1.7)%	(12.8)%

At June 30, 2024, the Corporation has approximately $2.0 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

ITEM 4

CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2024	23,988	$18.33	23,988	149,553
May 1 – 31, 2024	—	—	—	149,553
June 1 – 30, 2024	—	—	—	500,000
Total	23,988	$18.33	23,988	500,000
 (1) On May 17, 2022, the Corporation's Board of Directors authorized a common stock repurchase plan pursuant to which the Corporation was authorized to repurchase up to 500,000 shares of common stock, provided that the aggregate purchase price of shares of common stock repurchased did not exceed $15,000,000. The repurchases of common stock, if any, were authorized to be made during the period beginning on June 2, 2022 (the date on which the Corporation received acknowledgement of the repurchase program from the Federal Reserve Bank) through and including May 17, 2024. At the expiration of the plan, there were 149,533 shares remaining for repurchase. On June 12, 2024, the Corporation received acknowledgement from the Federal Reserve of the Corporation’s 2024 Common Share Repurchase Program (the "2024 Plan"). The Corporation’s Board of Directors previously approved the 2024 Plan, subject to the Federal Reserve Bank's response, authorizing the repurchase from time to time by the Corporation of up to 500,000 shares of the Corporation’s common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15,000,000. Pursuant to the 2024 Plan, repurchase of common stock, if any, are authorized to be made during the period beginning on June 12, 2024 (the date on which the Corporation received acknowledgement from the Federal Reserve Bank) through and including May 14, 2025, through open market purchases, privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, subject to compliance with any material agreement to which the Corporation is a party. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of June 30, 2024, there were 500,000 shares remaining for repurchase under the 2024 Plan.
(2) The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.

Additionally, during the quarter ended June 30, 2024, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of the Corporation’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 7, 2024	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 7, 2024	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)