Form 10-Q
period 2024-09-30
CNB FINANCIAL CORP/PA
filed 2024-11-06
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of November 6, 2024:
COMMON STOCK, NO PAR VALUE PER SHARE: 20,993,718 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents due from banks	$75,214	$54,789
Interest-bearing deposits with Federal Reserve	281,972	164,385
Interest-bearing deposits with other financial institutions	3,723	2,872
Total cash and cash equivalents	360,909	222,046
Debt securities available-for-sale, at fair value (amortized cost of $422,222 and $395,803, respectively)	378,965	341,955
Debt securities held-to-maturity, at amortized cost (fair value of $308,925 and $360,570, respectively)	328,152	388,968
Equity securities	10,389	9,301
Loans held for sale	768	675
Loans receivable
Syndicated loans	69,470	108,710
Loans	4,522,438	4,359,766
Total loans receivable	4,591,908	4,468,476
Less: allowance for credit losses	(46,644)	(45,832)
Net loans receivable	4,545,264	4,422,644
FHLB and other restricted stock holdings and investments	40,937	30,011
Premises and equipment, net	82,090	73,700
Operating lease right-of-use assets	37,419	35,699
Bank owned life insurance	116,795	114,468
Mortgage servicing rights	1,413	1,554
Goodwill and other intangibles	43,874	43,874
Core deposit intangible, net	223	280
Accrued interest receivable and other assets	67,646	67,782
Total Assets	$6,014,844	$5,752,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$841,292	$728,881
Interest-bearing demand deposits	681,056	803,093
Savings	3,040,769	2,960,282
Certificates of deposit	653,832	506,494
Total deposits	5,216,949	4,998,750
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,495	84,267
Operating lease liabilities	39,683	37,650
Accrued interest payable and other liabilities	46,734	40,423
Total liabilities	5,408,481	5,181,710
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at September 30, 2024 and December 31, 2023	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,235,503 at September 30, 2024 and 21,235,503 at December 31, 2023	—	—
Additional paid in capital	219,304	220,495
Retained earnings	371,086	345,935
Treasury stock, at cost (240,773 shares at September 30, 2024 and 339,064 shares December 31, 2023)	(4,516)	(6,890)
Accumulated other comprehensive loss	(37,296)	(46,078)
Total shareholders’ equity	606,363	571,247
Total Liabilities and Shareholders’ Equity	$6,014,844	$5,752,957

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$75,725	$70,980	$219,380	$200,209
Securities:
Taxable	7,259	4,247	21,657	13,360
Tax-exempt	156	176	479	553
Dividends	95	113	276	366
Total interest and dividend income	83,235	75,516	241,792	214,488
INTEREST EXPENSE:
Deposits	34,622	27,113	99,964	67,390
Borrowed funds and finance lease liabilities	3	91	9	1,799
Subordinated notes and debentures (includes $0, $(55), $0 and $(151) accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	1,124	1,076	3,394	3,164
Total interest expense	35,749	28,280	103,367	72,353
NET INTEREST INCOME	47,486	47,236	138,425	142,135
PROVISION FOR CREDIT LOSS EXPENSE	2,381	1,056	6,292	4,751
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	45,105	46,180	132,133	137,384
NON-INTEREST INCOME:
Service charges on deposit accounts	1,790	1,861	5,278	5,569
Other service charges and fees	796	567	2,203	2,283
Wealth and asset management fees	2,060	1,833	5,869	5,567
Net realized gains (losses) on available-for-sale securities (includes $(9), $0, $(9) and $52 accumulated other comprehensive income reclassifications for net realized gains (losses) on available-for-sale securities, respectively)	(9)	—	(9)	52
Net realized and unrealized gains (losses) on equity securities	656	(400)	767	(930)
Mortgage banking	197	172	580	516
Bank owned life insurance	775	754	2,326	2,211
Card processing and interchange income	2,241	2,098	6,444	6,219
Other non-interest income	2,467	978	5,335	2,711
Total non-interest income	10,973	7,863	28,793	24,198
NON-INTEREST EXPENSES:
Compensation and benefits	19,572	17,758	56,035	51,862
Net occupancy expense	3,701	3,596	10,921	10,790
Technology expense	5,417	5,232	16,062	14,677
State and local taxes	1,256	1,028	3,636	3,108
Legal, professional, and examination fees	940	1,320	3,231	3,167
Advertising	623	840	1,861	2,085
FDIC insurance premiums	846	1,027	2,854	2,901
Card processing and interchange expenses	1,193	1,207	3,250	4,269
Other non-interest expenses	5,236	4,906	14,347	14,033
Total non-interest expenses	38,784	36,914	112,197	106,892
INCOME BEFORE INCOME TAXES	17,294	17,129	48,729	54,690
INCOME TAX EXPENSE (includes $(2), $12, $(2) and $43 income tax expense from reclassification items, respectively)	3,340	3,402	9,218	10,647
NET INCOME	13,954	13,727	39,511	44,043
PREFERRED STOCK DIVIDENDS	1,076	1,076	3,226	3,226
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$12,878	$12,651	$36,285	$40,817
AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,841,808	20,859,872	20,832,064	20,939,102
Diluted	20,911,862	20,899,744	20,895,538	20,979,032
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.61	$0.60	$1.73	$1.94
Diluted Earnings Per Common Share	$0.61	$0.60	$1.72	$1.94
Cash Dividends Declared	$0.180	$0.175	$0.530	$0.525
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
Dollars in thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$13,954	$13,727	$39,511	$44,043
Other comprehensive income (loss), net of tax:
Net change in fair value of derivative instruments:
Unrealized loss on interest rate swaps, net of tax $0, $2, $0, and $0, respectively	—	(8)	—	—
Reclassification adjustment for losses recognized in earnings, net of tax $0, $12, $0, and $32, respectively	—	(43)	—	(119)
	—	(51)	—	(119)
Net change in debt securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax of $(2,641), $2,135, $(2,222), and $1,666, respectively	9,937	(8,032)	8,360	(6,267)
Amortization of unrealized losses from held-to-maturity securities, net of tax of $(40), $(44), $(110), and $(118), respectively	150	167	415	446
Reclassification adjustment for realized (gains) losses included in net income, net of tax of $(2), $0, $(2), and $11, respectively	7	—	7	(41)
	10,094	(7,865)	8,782	(5,862)
Other comprehensive income (loss)	10,094	(7,916)	8,782	(5,981)
COMPREHENSIVE INCOME	$24,048	$5,811	$48,293	$38,062

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity
Balance, July 1, 2024	$57,785	$218,756	$361,987	$(4,438)	$(47,390)	$586,700
Net income			13,954			13,954
Other comprehensive income					10,094	10,094
Forfeiture of restricted stock award grants (3,345 shares)		77		(77)		—
Stock-based compensation expense		471				471
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (42 shares)				(1)		(1)
Preferred cash dividend declared			(1,076)			(1,076)
Cash dividends declared ($0.180 per common share)			(3,779)			(3,779)
Balance, September 30, 2024	$57,785	$219,304	$371,086	$(4,516)	$(37,296)	$606,363

Balance, July 1, 2023	$57,785	$219,723	$327,707	$(4,996)	$(50,585)	$549,634
Net income			13,727			13,727
Other comprehensive loss					(7,916)	(7,916)
Forfeiture of restricted stock award grants (1,393 shares)		27		(27)		—
Stock-based compensation expense		350				350
Purchase of treasury stock (100,000 shares)				(1,839)		(1,839)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (26 shares)				—		—
Preferred cash dividend declared			(1,076)			(1,076)
Cash dividends declared ($0.175 per common share)			(3,668)			(3,668)
Balance, September 30, 2023	$57,785	$220,100	$336,690	$(6,862)	$(58,501)	$549,212

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2024	$57,785	$220,495	$345,935	$(6,890)	$(46,078)	$571,247
Net income			39,511			39,511
Other comprehensive income					8,782	8,782
Forfeiture of restricted stock award grants (8,306 shares)		177		(177)		—
Restricted stock award grants (130,857 shares)		(3,025)		3,025		—
Performance based restricted stock award grants (9,667 shares)		(179)		179		—
Stock-based compensation expense		1,836				1,836
Purchase of treasury stock (23,988 shares)				(441)		(441)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,421 shares)				(158)		(158)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (2,518 shares)				(54)		(54)
Preferred cash dividend declared			(3,226)			(3,226)
Cash dividends declared ($0.530 per common share)			(11,134)			(11,134)
Balance, September 30, 2024	$57,785	$219,304	$371,086	$(4,516)	$(37,296)	$606,363

Balance, January 1, 2023	$57,785	$221,553	$306,911	$(2,967)	$(52,520)	$530,762
Net income			44,043			44,043
Other comprehensive loss					(5,981)	(5,981)
Forfeiture of restricted stock award grants (4,196 shares)		90		(90)		—
Restricted stock award grants (105,185 shares)		(2,743)		2,743		—
Performance based restricted stock award grants (4,118 shares)		(111)		111		—
Stock-based compensation expense		1,311				1,311
Purchase of treasury stock (326,459 shares)				(6,556)		(6,556)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (3,776 shares)				(89)		(89)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (584 shares)				(14)		(14)
Preferred cash dividend declared			(3,226)			(3,226)
Cash dividends declared ($0.525 per common share)			(11,038)			(11,038)
Balance, September 30, 2023	$57,785	$220,100	$336,690	$(6,862)	$(58,501)	$549,212

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,511	$44,043
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	6,292	4,751
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	5,861	5,803
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(3,516)	(2,971)
Net amortization of deferred costs on borrowings	228	227
Net realized (gains) losses on sales of available-for-sale securities	9	(52)
Net realized and unrealized (gains) losses on equity securities	(767)	930
Gain on sale of loans held for sale	(506)	(342)
Net losses on dispositions of premises and equipment and foreclosed assets	54	27
Proceeds from sale of loans receivable	19,157	12,390
Origination of loans held for sale	(19,702)	(13,730)
Income on bank owned life insurance	(2,326)	(2,211)
Restricted stock compensation expense	1,836	1,311
Change in:
Accrued interest receivable and other assets	59	(7,231)
Accrued interest payable, lease liabilities, and other liabilities	3,081	(13,640)
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,271	29,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	44,262	29,795
Proceeds from sales of available-for-sale securities	46	13,151
Purchase of available-for-sale securities	(70,929)	(15,103)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	61,576	14,226
Purchase of equity securities	(321)	(263)
Proceeds from sales of loans classified as portfolio loans	11,182	4,994
Net increase in loans receivable	(136,002)	(220,188)
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(10,926)	2,386
Purchase of premises and equipment	(12,891)	(8,955)
Purchase of other intangible assets	—	(125)
Proceeds from the sale of premises and equipment and foreclosed assets	409	52
NET CASH USED BY INVESTING ACTIVITIES	(113,594)	(180,030)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	70,861	272,065
Net increase in certificates of deposit	147,338	108,279
Purchase of treasury stock	(653)	(6,659)
Cash dividends paid, common stock	(11,134)	(11,038)
Cash dividends paid, preferred stock	(3,226)	(3,226)
Net change in short-term borrowings	—	(132,396)
NET CASH PROVIDED BY FINANCING ACTIVITIES	203,186	227,025
NET INCREASE IN CASH AND CASH EQUIVALENTS	138,863	76,300
CASH AND CASH EQUIVALENTS, Beginning	222,046	106,285
CASH AND CASH EQUIVALENTS, Ending	$360,909	$182,585

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$101,317	$71,007
Income taxes	8,843	8,577
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$334	$625
Transfers from loans held for sale to loans held for investment	1,239	1,513
Transfers from loans held for investment to loans held for sale	438	166
Grant of restricted stock awards from treasury stock	3,025	2,743
Grant of performance based restricted stock awards from treasury stock	179	111
Restricted stock forfeiture	177	90
Lease liabilities arising from obtaining right-of-use assets	3,157	5,001

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three and nine months ended September 30, 2024 is not necessarily indicative of the results to be expected for the full year.

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

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on November 30 or on an interim basis if an event triggering impairment may have occurred. Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed as of November 30, 2023 and therefore, believes that there is no impairment as of September 30, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures." The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities ("DD&A") (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e), (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The ASU is effective for annual periods beginning after December 15, 2026, and interim report periods beginning after December 15, 2027. Early application of the amendment is permitted. The ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Corporation is evaluating the effect that ASU 2024-03 will have on its condensed consolidated financial statements and related disclosures.

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

3.    SECURITIES

Debt securities available-for-sale ("AFS") at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$13,055	$35	$(3)	$—	$13,087
State & political subdivisions	104,685	63	(10,621)	—	94,127
Residential & multi-family mortgage	251,733	289	(28,071)	—	223,951
Corporate notes & bonds	42,684	71	(4,429)	—	38,326
Pooled SBA	10,065	2	(593)	—	9,474
Total	$422,222	$460	$(43,717)	$—	$378,965

	December 31, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$5,024	$—	$(36)	$—	$4,988
State & political subdivisions	105,102	22	(13,315)	—	91,809
Residential & multi-family mortgage	225,871	1	(34,353)	—	191,519
Corporate notes & bonds	48,459	13	(5,333)	—	43,139
Pooled SBA	11,347	—	(847)	—	10,500
Total	$395,803	$36	$(53,884)	$—	$341,955

Debt securities held-to-maturity ("HTM") at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$249,415	$—	$(11,564)	$—	$237,851
Residential & multi-family mortgage	78,737	—	(7,663)	—	71,074
Total	$328,152	$—	$(19,227)	$—	$308,925

	December 31, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$302,945	$—	$(19,038)	$—	$283,907
Residential & multi-family mortgage	86,023	—	(9,360)	—	76,663
Total	$388,968	$—	$(28,398)	$—	$360,570

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

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2024	$46	$—	$(9)
Three months ended September 30, 2023	—	—	—
Nine months ended September 30, 2024	46	—	(9)
Nine months ended September 30, 2023	13,151	52	—

The tax provision related to these net realized gains (losses) was $(2) thousand for the three and nine months ended September 30, 2024 and zero and $11 thousand for the three and nine months ended September 30, 2023, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of September 30, 2024:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$22,739	$22,701	$67,188	$66,236
1 year – 5 years	45,428	43,236	158,174	150,325
5 years – 10 years	70,849	62,761	24,053	21,290
After 10 years	21,408	16,842	—	—
	160,424	145,540	249,415	237,851
Residential & multi-family mortgage	251,733	223,951	78,737	71,074
Pooled SBA	10,065	9,474	—	—
Total debt securities	$422,222	$378,965	$328,152	$308,925

Mortgage securities and pooled Small Business Administration ("SBA") securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On September 30, 2024 and December 31, 2023, securities carried at $452.7 million and $489.0 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2024

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$799	$—	$721	$(3)	$1,520	$(3)
State & political subdivisions	—	—	83,453	(10,621)	83,453	(10,621)
Residential & multi-family mortgage	7,708	(19)	170,336	(28,052)	178,044	(28,071)
Corporate notes and bonds	997	(3)	36,585	(4,426)	37,582	(4,429)
Pooled SBA	—	—	9,010	(593)	9,010	(593)
	$9,504	$(22)	$300,105	$(43,695)	$309,609	$(43,717)

December 31, 2023

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$2,487	$(1)	$1,956	$(35)	$4,443	$(36)
State & political subdivisions	749	—	84,828	(13,315)	85,577	(13,315)
Residential & multi-family mortgage	—	—	191,436	(34,353)	191,436	(34,353)
Corporate notes and bonds	978	(22)	41,488	(5,311)	42,466	(5,333)
Pooled SBA	—	—	10,409	(847)	10,409	(847)
	$4,214	$(23)	$330,117	$(53,861)	$334,331	$(53,884)

HTM debt securities with unrealized losses at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2024

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$237,851	$(11,564)	$237,851	$(11,564)
Residential & multi-family mortgage	—	—	71,074	(7,663)	71,074	(7,663)
	$—	$—	$308,925	$(19,227)	$308,925	$(19,227)

December 31, 2023

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$283,907	$(19,038)	$283,907	$(19,038)
Residential & multi-family mortgage	—	—	76,663	(9,360)	76,663	(9,360)
	$—	$—	$360,570	$(28,398)	$360,570	$(28,398)

At September 30, 2024 and December 31, 2023, management performed an assessment for possible impairment related to credit losses of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at September 30, 2024 and December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, management concluded the debt securities described in the previous paragraphs were not impaired for reasons due to credit quality for the following reasons:

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

Equity securities at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Corporate equity securities	$6,473	$5,341
Mutual funds	1,983	2,223
Money market funds	303	1,103
Corporate notes	1,630	634
Total	$10,389	$9,301

4.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	Percentage of Total	December 31, 2023 (1)	Percentage of Total
Farmland	$31,820	0.7%	$33,485	0.8%
Owner-occupied, nonfarm nonresidential properties	531,499	11.6	511,910	11.5
Agricultural production and other loans to farmers	1,733	—	1,652	—
Commercial and Industrial	719,441	15.7	726,442	16.3
Obligations (other than securities and leases) of states and political subdivisions	142,423	3.1	152,201	3.4
Other loans	26,132	0.6	25,507	0.6
Other construction loans and all land development and other land loans	288,628	6.3	340,358	7.6
Multifamily (5 or more) residential properties	408,469	8.9	305,697	6.8
Non-owner occupied, nonfarm nonresidential properties	1,016,001	22.1	984,033	22.0
1-4 Family Construction	24,599	0.5	28,055	0.6
Home equity lines of credit	157,797	3.4	130,700	2.9
Residential Mortgages secured by first liens	1,012,020	22.0	1,005,335	22.5
Residential Mortgages secured by junior liens	100,013	2.2	91,240	2.0
Other revolving credit plans	41,630	0.9	42,877	1.0
Automobile	22,280	0.5	25,315	0.6
Other consumer	53,556	1.2	51,592	1.1
Credit cards	13,574	0.3	11,785	0.3
Overdrafts	293	—	292	—
Total loans receivable	$4,591,908	100.0%	$4,468,476	100.0%
Less: Allowance for credit losses	(46,644)		(45,832)
Loans receivable, net	$4,545,264		$4,422,644

Net deferred loan origination fees included in the above table	$491		$2,448
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, revisions were made to the total loans disclosure at December 31, 2023 to reflect adjustments for the applicable portfolio segments, which revisions are reflected in the above table.

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $69.5 million and $108.7 million as of September 30, 2024 and December 31, 2023, respectively.

Transactions in the allowance for credit losses for the three months ended September 30, 2024 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$154	$—	$—	$8	$162
Owner-occupied, nonfarm nonresidential properties	5,000	—	28	194	5,222
Agricultural production and other loans to farmers	8	—	—	(1)	7
Commercial and Industrial	7,113	(596)	8	637	7,162
Obligations (other than securities and leases) of states and political subdivisions	2,554	—	—	(1,057)	1,497
Other loans	403	—	—	(97)	306
Other construction loans and all land development and other land loans	3,114	—	—	(456)	2,658
Multifamily (5 or more) residential properties	1,410	—	—	465	1,875
Non-owner occupied, nonfarm nonresidential properties	9,718	—	20	1,775	11,513
1-4 Family Construction	147	—	—	42	189
Home equity lines of credit	1,035	—	1	(54)	982
Residential Mortgages secured by first liens	8,934	(14)	—	213	9,133
Residential Mortgages secured by junior liens	1,598	—	—	(233)	1,365
Other revolving credit plans	934	(18)	2	42	960
Automobile	287	(29)	2	38	298
Other consumer	2,802	(519)	105	517	2,905
Credit cards	103	(86)	6	94	117
Overdrafts	218	(150)	20	205	293
Total loans	$45,532	$(1,412)	$192	$2,332	$46,644
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the nine months ended September 30, 2024 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$138	$—	$—	$24	$162
Owner-occupied, nonfarm nonresidential properties	4,131	(699)	45	1,745	5,222
Agricultural production and other loans to farmers	7	—	—	—	7
Commercial and Industrial	9,500	(2,360)	56	(34)	7,162
Obligations (other than securities and leases) of states and political subdivisions	2,627	—	—	(1,130)	1,497
Other loans	389	—	—	(83)	306
Other construction loans and all land development and other land loans	2,830	—	—	(172)	2,658
Multifamily (5 or more) residential properties	1,251	—	—	624	1,875
Non-owner occupied, nonfarm nonresidential properties	9,783	(349)	20	2,059	11,513
1-4 Family Construction	191	—	—	(2)	189
Home equity lines of credit	844	—	4	134	982
Residential Mortgages secured by first liens	8,274	(78)	—	937	9,133
Residential Mortgages secured by junior liens	1,487	—	—	(122)	1,365
Other revolving credit plans	977	(117)	22	78	960
Automobile	360	(53)	6	(15)	298
Other consumer	2,656	(1,562)	158	1,653	2,905
Credit cards	95	(126)	14	134	117
Overdrafts	292	(415)	66	350	293
Total loans	$45,832	$(5,759)	$391	$6,180	$46,644
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the three months ended September 30, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$140	$—	$—	$(15)	$125
Owner-occupied, nonfarm nonresidential properties	3,151	—	8	789	3,948
Agricultural production and other loans to farmers	5	—	—	(1)	4
Commercial and Industrial	8,659	(80)	42	(1,142)	7,479
Obligations (other than securities and leases) of states and political subdivisions	2,306	—	—	321	2,627
Other loans	733	—	—	(214)	519
Other construction loans and all land development and other land loans	3,591	—	—	367	3,958
Multifamily (5 or more) residential properties	1,613	—	—	537	2,150
Non-owner occupied, nonfarm nonresidential properties	8,977	(88)	6	1,006	9,901
1-4 Family Construction	408	—	—	(11)	397
Home equity lines of credit	969	(10)	1	(156)	804
Residential Mortgages secured by first liens	9,250	(15)	—	(1,241)	7,994
Residential Mortgages secured by junior liens	1,578	—	—	(59)	1,519
Other revolving credit plans	931	(40)	4	97	992
Automobile	376	(23)	—	13	366
Other consumer	2,561	(423)	23	481	2,642
Credit cards	72	(23)	7	24	80
Overdrafts	221	(153)	32	227	327
Total loans	$45,541	$(855)	$123	$1,023	$45,832
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the nine months ended September 30, 2023 were as follows:

	Beginning Allowance (1)	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(2)	Ending Allowance
Farmland	$159	$—	$—	$(34)	$125
Owner-occupied, nonfarm nonresidential properties	2,905	(26)	23	1,046	3,948
Agricultural production and other loans to farmers	6	—	—	(2)	4
Commercial and Industrial	9,766	(126)	187	(2,348)	7,479
Obligations (other than securities and leases) of states and political subdivisions	1,863	—	—	764	2,627
Other loans	456	—	—	63	519
Other construction loans and all land development and other land loans	3,253	—	—	705	3,958
Multifamily (5 or more) residential properties	2,353	(65)	2	(140)	2,150
Non-owner occupied, nonfarm nonresidential properties	7,653	(336)	6	2,578	9,901
1-4 Family Construction	327	—	—	70	397
Home equity lines of credit	1,173	(10)	4	(363)	804
Residential Mortgages secured by first liens	8,484	(22)	3	(471)	7,994
Residential Mortgages secured by junior liens	1,035	—	—	484	1,519
Other revolving credit plans	722	(98)	21	347	992
Automobile	271	(33)	—	128	366
Other consumer	2,665	(1,405)	97	1,285	2,642
Credit cards	67	(103)	14	102	80
Overdrafts	278	(451)	111	389	327
Total loans	$43,436	$(2,675)	$468	$4,603	$45,832
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, revisions were made to the beginning allowance column disclosure as of December 31, 2023 to reflect the revisions for the applicable portfolio segments.
(2) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

For the three and nine months ended September 30, 2024, the allowance for credit losses increased $1.1 million and $812 thousand, respectively. This increase was primarily driven by growth in the Corporation's loan portfolio in new market areas as well as an increased unemployment rate forecast, partially offset by improvements in the Corporation's historical loss rates, annual updates to the Corporation's loss drivers and assumptions, as well as the impact of net charge-offs. Significant uncertainty persists regarding the domestic and global economy due to persistent inflation in certain segments of the U.S. economy, continued elevated interest rates, fluctuating levels of consumer confidence, and geopolitical conflicts. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $2.4 million and $6.3 million for the three and nine months ended September 30, 2024, respectively, compared to $1.1 million and $4.8 million for the three and nine months ended September 30, 2023, respectively. Included in the provision for credit losses for the three and nine months ended September 30, 2024 was a provision of $49 thousand and $112 thousand, respectively, related to the allowance for unfunded commitments compared to $33 thousand and $148 thousand, provision towards the allowance for unfunded commitments for the three and nine months ended September 30, 2023, respectively.

The following tables present the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$670	$670	$—
Owner-occupied, nonfarm nonresidential properties	6,774	1,521	—
Commercial and Industrial	10,327	10,113	—
Other construction loans and all land development and other land loans	1,552	99	—
Multifamily (5 or more) residential properties	268	268	491
Non-owner occupied, nonfarm nonresidential properties	8,025	6,502	—
Home equity lines of credit	1,126	1,126	—
Residential Mortgages secured by first liens	9,638	9,262	43
Residential Mortgages secured by junior liens	326	326	—
Other revolving credit plans	194	194	—
Automobile	189	189	—
Other consumer	766	766	—
Credit cards	—	—	132
Total	$39,855	$31,036	$666

	December 31, 2023
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$1,083	$1,083	$—
Owner-occupied, nonfarm nonresidential properties	2,673	1,488	—
Commercial and Industrial	7,512	4,389	—
Other construction loans and all land development and other land loans	1,653	104	—
Multifamily (5 or more) residential properties	305	305	—
Non-owner occupied, nonfarm nonresidential properties	9,076	6,716	—
Home equity lines of credit	940	940	—
Residential Mortgages secured by first liens	5,316	4,902	23
Residential Mortgages secured by junior liens	123	123	—
Other revolving credit plans	81	81	—
Automobile	79	79	—
Other consumer	798	798	—
Credit cards	—	—	32
Total	$29,639	$21,008	$55

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of September 30, 2024:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$391	$—
Owner-occupied, nonfarm nonresidential properties	5,254	—
Commercial and Industrial	—	2,257
Other construction loans and all land development and other land loans	1,453	—
Multifamily (5 or more) residential properties	268	—
Non-owner occupied, nonfarm nonresidential properties	7,274	—
Home equity lines of credit	286	—
Residential Mortgages secured by first liens	1,010	—
Total	$15,936	$2,257

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2023:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$736	$—
Owner-occupied, nonfarm nonresidential properties	6,890	4
Commercial and Industrial	5,489	4,291
Other construction loans and all land development and other land loans	1,549	—
Multifamily (5 or more) residential properties	305	—
Non-owner occupied, nonfarm nonresidential properties	8,291	—
Home equity lines of credit	308	—
Residential Mortgages secured by first liens	1,070	—
Total	$24,638	$4,295

The following table presents the aging of the amortized cost basis in past-due loans receivable as of September 30, 2024 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$170	$—	$170	$31,650	$31,820
Owner-occupied, nonfarm nonresidential properties	599	—	1,113	1,712	529,787	531,499
Agricultural production and other loans to farmers	—	—	—	—	1,733	1,733
Commercial and Industrial	326	61	6,323	6,710	712,731	719,441
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	142,423	142,423
Other loans	—	—	—	—	26,132	26,132
Other construction loans and all land development and other land loans	—	37	1,515	1,552	287,076	288,628
Multifamily (5 or more) residential properties	—	—	760	760	407,709	408,469
Non-owner occupied, nonfarm nonresidential properties	959	214	1,831	3,004	1,012,997	1,016,001
1-4 Family Construction	—	—	—	—	24,599	24,599
Home equity lines of credit	802	290	395	1,487	156,310	157,797
Residential Mortgages secured by first liens	2,473	2,563	5,543	10,579	1,001,441	1,012,020
Residential Mortgages secured by junior liens	102	35	40	177	99,836	100,013
Other revolving credit plans	83	3	130	216	41,414	41,630
Automobile	122	18	85	225	22,055	22,280
Other consumer	457	222	388	1,067	52,489	53,556
Credit cards	111	11	132	254	13,320	13,574
Overdrafts	—	—	—	—	293	293
Total	$6,034	$3,624	$18,255	$27,913	$4,563,995	$4,591,908

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2023 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due (1)	Total (1)
Farmland	$—	$182	$129	$311	$33,174	$33,485
Owner-occupied, nonfarm nonresidential properties	120	—	1,390	1,510	510,400	511,910
Agricultural production and other loans to farmers	—	—	—	—	1,652	1,652
Commercial and Industrial	64	379	314	757	725,685	726,442
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	152,201	152,201
Other loans	—	—	—	—	25,507	25,507
Other construction loans and all land development and other land loans	—	41	1,612	1,653	338,705	340,358
Multifamily (5 or more) residential properties	—	—	305	305	305,392	305,697
Non-owner occupied, nonfarm nonresidential properties	95	299	2,031	2,425	981,608	984,033
1-4 Family Construction	—	—	—	—	28,055	28,055
Home equity lines of credit	582	682	339	1,603	129,097	130,700
Residential Mortgages secured by first liens	2,360	1,094	1,651	5,105	1,000,230	1,005,335
Residential Mortgages secured by junior liens	21	38	60	119	91,121	91,240
Other revolving credit plans	114	41	14	169	42,708	42,877
Automobile	62	5	67	134	25,181	25,315
Other consumer	452	453	354	1,259	50,333	51,592
Credit cards	110	17	32	159	11,626	11,785
Overdrafts	—	—	—	—	292	292
Total	$3,980	$3,231	$8,298	$15,509	$4,452,967	$4,468,476
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, revisions were made to the loans receivable not past due and total columns disclosure as of December 31, 2023 to reflect the revisions for the applicable portfolio segments.

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

The following table presents the amortized cost basis of loans at September 30, 2024 that were both experiencing financial difficulty and modified during the three months ended September 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$696	$—	$—	$—	0.1%
Non-owner occupied, nonfarm nonresidential properties	—	5,443	—	—	—	0.5
Total	$—	$6,139	$—	$—	$—	0.1%

The following table presents the amortized cost basis of loans at September 30, 2024 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Farmland	$—	$1,040	$—	$—	$—	3.3%
Owner-occupied, nonfarm nonresidential properties	—	5,254	—	—	—	1.0
Commercial and Industrial	—	27	438	—	—	0.1
Non-owner occupied, nonfarm nonresidential properties	—	5,443	—	—	—	0.5
Total	$—	$11,764	$438	$—	$—	0.3%

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

The following table presents the performance of such loans that have been modified during the three months ended September 30, 2024:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$696	$—	$—	$—	$—
Non-owner occupied, nonfarm nonresidential properties	5,443	—	—	—	—
Total	$6,139	$—	$—	$—	$—

The following table presents the performance of such loans that have been modified during the nine months ended September 30, 2024:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Farmland	$1,040	$—	$—	$—	$—
Owner-occupied, nonfarm nonresidential properties	5,254	—	—	—	—
Commercial and Industrial	465	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	5,443	—	—	—	—
Total	$12,202	$—	$—	$—	$—

The following table presents the performance of such loans that have been modified during the three months ended September 30, 2023:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$64	$—	$—	$696	$696
Non-owner occupied, nonfarm nonresidential properties	785	—	—	6,215	6,215
Total	$849	$—	$—	$6,911	$6,911

The following table presents the performance of such loans that have been modified during the nine months ended September 30, 2023:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$5,314	$—	$—	$696	$696
Commercial and Industrial	8,870	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	785	—	—	6,215	6,215
Total	$14,969	$—	$—	$6,911	$6,911

There was no principal forgiveness, term extension or interest rate reductions for the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2024.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2024:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	1.00	—%
Total	$—	1.00	—%

There was no principal forgiveness, term extension or interest rate reductions for the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2023.

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

There were no loans that had a payment default during the three months ended September 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

The following table presents the amortized cost basis of loans that had a payment default during the three months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

	September 30, 2024
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$25,726	$5,425	$669	$—	$6,094	$31,820
Owner-occupied, nonfarm nonresidential properties	507,250	1,449	22,800	—	24,249	531,499
Agricultural production and other loans to farmers	1,733	—	—	—	—	1,733
Commercial and Industrial	672,435	5,590	41,416	—	47,006	719,441
Obligations (other than securities and leases) of states and political subdivisions	142,423	—	—	—	—	142,423
Other loans	26,132	—	—	—	—	26,132
Other construction loans and all land development and other land loans	287,113	—	1,515	—	1,515	288,628
Multifamily (5 or more) residential properties	403,638	—	4,831	—	4,831	408,469
Non-owner occupied, nonfarm nonresidential properties	990,944	2,801	22,256	—	25,057	1,016,001
Total	$3,057,394	$15,265	$93,487	$—	$108,752	$3,166,146

	December 31, 2023 (1)
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$32,402	$—	$1,083	$—	$1,083	$33,485
Owner-occupied, nonfarm nonresidential properties	475,093	25,484	11,333	—	36,817	511,910
Agricultural production and other loans to farmers	1,652	—	—	—	—	1,652
Commercial and Industrial	653,981	52,030	20,431	—	72,461	726,442
Obligations (other than securities and leases) of states and political subdivisions	139,014	13,187	—	—	13,187	152,201
Other loans	25,507	—	—	—	—	25,507
Other construction loans and all land development and other land loans	338,746	—	1,612	—	1,612	340,358
Multifamily (5 or more) residential properties	303,554	1,346	797	—	2,143	305,697
Non-owner occupied, nonfarm nonresidential properties	957,254	3,008	23,771	—	26,779	984,033
Total	$2,927,203	$95,055	$59,027	$—	$154,082	$3,081,285
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, revisions were made to the pass, special mention, total non-pass and total columns disclosure as of December 31, 2023 to reflect the revisions for the applicable portfolio segments.

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of September 30, 2024. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$100	$3,182	$6,816	$6,568	$1,443	$7,232	$385	$—	$25,726
Special mention	—	—	5,425	—	—	—	—	—	5,425
Substandard	—	—	—	—	—	669	—	—	669
Total	$100	$3,182	$12,241	$6,568	$1,443	$7,901	$385	$—	$31,820
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$58,095	$65,358	$119,055	$103,035	$41,150	$98,456	$22,101	$—	$507,250
Special mention	—	—	86	258	—	542	563	—	1,449
Substandard	14,207	1,127	5,034	696	—	1,553	183	—	22,800
Total	$72,302	$66,485	$124,175	$103,989	$41,150	$100,551	$22,847	$—	$531,499
Current period gross write offs	$—	$—	$—	$—	$—	$699	$—	$—	$699

Agricultural production and other loans to farmers
Risk rating
Pass	$72	$588	$26	$25	$48	$151	$823	$—	$1,733
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$72	$588	$26	$25	$48	$151	$823	$—	$1,733
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$118,480	$48,338	$122,655	$69,888	$26,474	$23,130	$263,470	$—	$672,435
Special mention	11	59	569	—	51	36	4,864	—	5,590
Substandard	884	5,039	536	1,620	52	1,631	31,654	—	41,416
Total	$119,375	$53,436	$123,760	$71,508	$26,577	$24,797	$299,988	$—	$719,441
Current period gross write offs	$—	$301	$50	$537	$1	$43	$1,428	$—	$2,360

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$7,853	$25,075	$16,102	$30,777	$11,565	$47,057	$3,994	$—	$142,423
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$7,853	$25,075	$16,102	$30,777	$11,565	$47,057	$3,994	$—	$142,423
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating
Pass	$886	$3,242	$12,173	$4,891	$1,455	$276	$3,209	$—	$26,132
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$886	$3,242	$12,173	$4,891	$1,455	$276	$3,209	$—	$26,132
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$60,527	$101,650	$99,717	$17,068	$806	$2,125	$5,220	$—	$287,113
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,453	62	—	1,515
Total	$60,527	$101,650	$99,717	$17,068	$806	$3,578	$5,282	$—	$288,628
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$34,048	$50,197	$214,023	$56,538	$21,908	$25,938	$986	$—	$403,638
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,110	—	—	2,721	—	—	—	4,831
Total	$34,048	$52,307	$214,023	$56,538	$24,629	$25,938	$986	$—	$408,469
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$76,393	$209,794	$322,234	$188,015	$38,285	$149,177	$7,046	$—	$990,944
Special mention	—	—	214	—	1,805	358	424	—	2,801
Substandard	11,494	766	1,059	—	5,443	3,494	—	—	22,256
Total	$87,887	$210,560	$323,507	$188,015	$45,533	$153,029	$7,470	$—	$1,016,001
Current period gross write offs	$—	$—	$33	$296	$—	$—	$20	$—	$349

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2023. Current period originations may include modifications. As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, revisions were made to the vintage loan disclosure at December 31, 2023 to reflect the revisions for the applicable portfolio segments.

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

	September 30, 2024			December 31, 2023 (1)
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$24,599	$—	$24,599	$28,055	$—	$28,055
Home equity lines of credit	156,669	1,128	157,797	129,760	940	130,700
Residential Mortgages secured by first liens	1,002,339	9,681	1,012,020	999,996	5,339	1,005,335
Residential Mortgages secured by junior liens	99,687	326	100,013	91,117	123	91,240
Other revolving credit plans	41,436	194	41,630	42,796	81	42,877
Automobile	22,091	189	22,280	25,236	79	25,315
Other consumer	52,790	766	53,556	50,794	798	51,592
Total	$1,399,611	$12,284	$1,411,895	$1,367,754	$7,360	$1,375,114
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, revisions were made to the performing and total columns at December 31, 2023 to reflect the revisions for the applicable portfolio segments.

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of September 30, 2024. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$16,645	$4,786	$2,904	$213	$—	$51	$—	$—	$24,599
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$16,645	$4,786	$2,904	$213	$—	$51	$—	$—	$24,599
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$35,167	$28,691	$29,710	$10,238	$9,267	$31,605	$6,660	$5,331	$156,669
Nonperforming	—	—	—	—	—	—	—	1,128	1,128
Total	$35,167	$28,691	$29,710	$10,238	$9,267	$31,605	$6,660	$6,459	$157,797
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$74,545	$139,745	$229,207	$183,597	$134,571	$237,870	$2,804	$—	$1,002,339
Nonperforming	376	2,469	1,827	1,290	588	3,096	35	—	9,681
Total	$74,921	$142,214	$231,034	$184,887	$135,159	$240,966	$2,839	$—	$1,012,020
Current period gross write offs	$—	$—	$—	$—	$—	$78	$—	$—	$78

Residential mortgages secured by junior liens
Payment performance
Performing	$21,801	$23,856	$24,083	$12,401	$5,961	$10,260	$1,325	$—	$99,687
Nonperforming	—	17	125	127	—	17	40	—	326
Total	$21,801	$23,873	$24,208	$12,528	$5,961	$10,277	$1,365	$—	$100,013
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$9,045	$6,882	$6,866	$2,429	$5,569	$10,645	$—	$—	$41,436
Nonperforming	—	—	27	14	23	130	—	—	194
Total	$9,045	$6,882	$6,893	$2,443	$5,592	$10,775	$—	$—	$41,630
Current period gross write offs	$—	$9	$—	$35	$—	$73	$—	$—	$117

Automobile
Payment performance
Performing	$4,958	$9,311	$4,588	$1,435	$844	$955	$—	$—	$22,091
Nonperforming	10	116	58	—	5	—	—	—	189
Total	$4,968	$9,427	$4,646	$1,435	$849	$955	$—	$—	$22,280
Current period gross write offs	$22	$8	$1	$12	$6	$4	$—	$—	$53

Other consumer
Payment performance
Performing	$22,495	$15,931	$6,550	$2,851	$2,476	$2,487	$—	$—	$52,790
Nonperforming	100	352	166	97	5	46	—	—	766
Total	$22,595	$16,283	$6,716	$2,948	$2,481	$2,533	$—	$—	$53,556
Current period gross write offs	$43	$887	$481	$119	$20	$12	$—	$—	$1,562

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2023. Current period originations may include modifications. As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, revisions were made to the vintage loan disclosure at December 31, 2023 to reflect the revisions for the applicable portfolio segments.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$16,968	$9,977	$251	$—	$59	$1	$799	$—	$28,055
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$16,968	$9,977	$251	$—	$59	$1	$799	$—	$28,055
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$27,110	$32,027	$11,437	$9,844	$6,781	$30,467	$7,479	$4,615	$129,760
Nonperforming	—	—	—	—	—	14	—	926	940
Total	$27,110	$32,027	$11,437	$9,844	$6,781	$30,481	$7,479	$5,541	$130,700
Current period gross write offs	$—	$—	$—	$—	$10	$—	$—	$—	$10

Residential mortgages secured by first lien
Payment performance
Performing	$141,019	$238,242	$200,794	$144,676	$77,919	$194,185	$3,161	$—	$999,996
Nonperforming	497	174	787	615	492	2,736	38	—	5,339
Total	$141,516	$238,416	$201,581	$145,291	$78,411	$196,921	$3,199	$—	$1,005,335
Current period gross write offs	$—	$—	$—	$—	$—	$22	$95	$—	$117

Residential mortgages secured by junior liens
Payment performance
Performing	$28,685	$27,032	$14,204	$7,102	$3,888	$8,833	$1,373	$—	$91,117
Nonperforming	—	38	—	—	—	42	43	—	123
Total	$28,685	$27,070	$14,204	$7,102	$3,888	$8,875	$1,416	$—	$91,240
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$8,684	$8,027	$2,732	$11,274	$1,634	$10,445	$—	$—	$42,796
Nonperforming	—	29	5	—	—	47	—	—	81
Total	$8,684	$8,056	$2,737	$11,274	$1,634	$10,492	$—	$—	$42,877
Current period gross write offs	$—	$—	$50	$4	$16	$49	$—	$—	$119

Automobile
Payment performance
Performing	$12,545	$6,800	$2,597	$1,472	$1,025	$797	$—	$—	$25,236
Nonperforming	16	51	—	7	5	—	—	—	79
Total	$12,561	$6,851	$2,597	$1,479	$1,030	$797	$—	$—	$25,315
Current period gross write offs	$18	$23	$—	$8	$7	$—	$—	$—	$56

Other consumer
Payment performance
Performing	$27,202	$12,261	$5,255	$3,107	$1,471	$1,498	$—	$—	$50,794
Nonperforming	283	330	116	12	6	51	—	—	798
Total	$27,485	$12,591	$5,371	$3,119	$1,477	$1,549	$—	$—	$51,592
Current period gross write offs	$210	$1,164	$467	$96	$33	$12	$—	$—	$1,982

	September 30, 2024	December 31, 2023
Credit card
Payment performance
Performing	$13,442	$11,753
Nonperforming	132	32
Total	$13,574	$11,785
Current period gross write offs	$126	$189

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Gross other consumer	$27,850	$31,242
Less: other consumer unearned discounts	(4,908)	(5,696)
Total other consumer loans, net of unearned discounts	$22,942	$25,546

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

Leases	Classification	September 30, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease assets	$37,419	$35,699
Finance lease assets	Premises and equipment, net (1)	161	215
Total leased assets		$37,580	$35,914

Liabilities:
Operating lease liabilities	Operating lease liabilities	$39,683	$37,650
Finance lease liabilities	Accrued interest payable and other liabilities	224	294
Total leased liabilities		$39,907	$37,944
(1) Finance lease assets are recorded net of accumulated amortization of $1.1 million as of September 30, 2024 and $1.0 million as of December 31, 2023.

The components of the Corporation's net lease expense for the three and nine months ended September 30, 2024 and 2023, respectively, were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease cost	Net occupancy expense	$757	$745	$2,235	$2,224
Variable lease cost	Net occupancy expense	27	27	83	71
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18	54	54
Interest on lease liabilities	Interest expense - borrowed funds	3	4	9	12
Sublease income (1)	Net occupancy expense	(24)	(20)	(72)	(66)
Net lease cost		$781	$774	$2,309	$2,295
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of September 30, 2024:

Maturity of Lease Liabilities as of September 30, 2024	Operating Leases (1)	Finance Leases	Total
2024	$660	$26	$686
2025	2,679	105	2,784
2026	2,668	105	2,773
2027	2,688	—	2,688
2028	2,744	—	2,744
After 2028	53,142	—	53,142
Total lease payments	64,581	236	64,817
Less: Interest	24,898	12	24,910
Present value of lease liabilities	$39,683	$224	$39,907
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $12.3 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of September 30, 2024 and December 31, 2023 were as follows:

Lease Term and Discount Rate	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	23.0	23.0
Finance leases	2.3	3.0

Weighted-average discount rate
Operating leases	4.18%	4.05%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of September 30, 2024 and 2023, respectively, was as follows:

Other Information	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$789	$869

6.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at September 30, 2024:

Time deposits maturing:
2024	$80,043
2025	503,163
2026	57,946
2027	6,726
2028	3,354
Thereafter	2,600
$653,832

Certificates of deposits of $250 thousand or more totaled $104.0 million and $100.2 million at September 30, 2024 and December 31, 2023, respectively.

The Corporation had $185.0 million in brokered deposits as of September 30, 2024 compared to $208.3 million at December 31, 2023. In addition, the Corporation had $830.0 million and $739.3 million in reciprocal deposits at September 30, 2024 and December 31, 2023, respectively.

7.    BORROWINGS

At September 30, 2024 and December 31, 2023, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings under the line of credit at September 30, 2024 and December 31, 2023.

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

Total loans pledged to the FHLB at September 30, 2024, and December 31, 2023 were $2.1 billion and $1.8 billion, respectively. The Bank could obtain advances of up to approximately $1.2 billion from the FHLB at September 30, 2024 and $993.8 million at December 31, 2023.

At September 30, 2024 and December 31, 2023, there were no outstanding advances from the FHLB:

	September 30, 2024	December 31, 2023
Open Repo borrowing at an interest rate of 5.18% and 5.68% at September 30, 2024 and December 31, 2023, respectfully. The maximum amount of the Open Repo borrowing available is $250,000.	$—	$—
Total	$—	$—

At September 30, 2024 and December 31, 2023, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $156.1 million and $155.7 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program. At September 30, 2024, the Bank had borrowing capacity through the Federal Reserve BIC program of $240.9 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At September 30, 2024, the Bank has pledged certain qualifying loans with an unpaid principal balance of $250.7 million and securities with a carrying value of $78.1 million as collateral.

At September 30, 2024 and December 31, 2023, the Bank had no borrowings from the Federal Reserve BIC program and discount window.

Other Borrowings

At September 30, 2024 and December 31, 2023, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based upon three-month London Interbank Offered Rate ("LIBOR") plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 6.76% at September 30, 2024 and 7.20% at December 31, 2023. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.5 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively.

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

Loans to principal officers, directors, and their affiliates during the three months ended September 30, 2024 were as follows:

Beginning balance	$28,295
New loans and advances	1,013
Effect of changes in composition of related parties	—
Repayments	(612)
Ending balance	$28,696

Loans to principal officers, directors, and their affiliates during the nine months ended September 30, 2024 were as follows:

Beginning balance	$40,129
New loans and advances	1,167
Effect of changes in composition of related parties	2,860
Repayments	(15,460)
Ending balance	$28,696

Deposits from directors, executive officers, and their affiliates were $12.3 million and $11.4 million at September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 12, "Derivative Instruments," for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extended credit	$121,344	$330,248	$111,526	$370,437
Unused lines of credit	23,549	837,256	11,219	789,534
Standby letters of credit	19,662	2,535	18,649	2,480

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$822	$718	$759	$603
Provision for credit losses on unfunded loan commitments (1)	49	33	112	148
Ending balance	$871	$751	$871	$751
(1) Excludes provision for credit losses related to the loan portfolio.

Investments in Small Business Investment Corporation and Community Development Entities

The Corporation makes investments in limited partnerships, including certain small business investment corporations and community development entities. Capital contributions for investments in small business companies ("SBIC") and community development entities ("CDE"), reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of September 30, 2024 and December 31, 2023 were $22.9 million and $21.7 million, respectively. Unfunded capital commitments in investments in SBICs and CDEs totaled $8.6 million and $6.8 million as of September 30, 2024 and December 31, 2023, respectively. These investments are accounted for under the equity method of accounting.

Investments in Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of September 30, 2024 and December 31, 2023 were $7.4 million and $3.8 million, respectively. The related amortization for the three and nine months ended September 30, 2024 was $178 thousand and $533 thousand, respectively, and for the three and nine months ended September 30, 2023 were $185 thousand and $558 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of September 30, 2024 and December 31, 2023 were $3.7 million and $796 thousand, respectively.

Investments in Federal and State Rehabilitation/Historic Tax Credit

From time to time, the Corporation invests in certain limited partnerships that were formed to provide certain federal and state rehabilitation/historic tax credits. The carrying value of these investments, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of September 30, 2024 and December 31, 2023 were $4.1 million and zero, respectively. The investments do not have any related amortization for the three and nine months ended September 30, 2024 and 2023, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of September 30, 2024 and December 31, 2023 were $3.2 million and zero, respectively.

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

At September 30, 2024, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three and nine months ended September 30, 2024 and 2023.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $471 thousand and $1.8 million for the three and nine months ended September 30, 2024, respectively, and $350 thousand and $1.3 million for the three and nine months ended September 30, 2023, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $99 thousand and $386 thousand for the three and nine months ended September 30, 2024, respectively, and $74 thousand and $275 thousand for the three and nine months ended September 30, 2023, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended September 30, 2024 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	190,038	$22.42
Granted	—	—
Forfeited	(3,345)	22.61
Vested	(1,362)	24.02
Unvested at end of period	185,331	$22.41

A summary of changes in time-based unvested restricted stock awards for the nine months ended September 30, 2024 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	124,934	$24.09
Granted	112,828	21.26
Forfeited	(8,306)	22.73
Vested	(44,125)	24.16
Unvested at end of period	185,331	$22.41

The above table excludes 18,029 shares in restricted stock awards that were granted to the Corporation's Board of Directors at a weighted average fair value of $21.35 and immediately vested. As of September 30, 2024 and December 31, 2023, there was $3.2 million and $2.1 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2019 Stock Incentive Plan. The fair value of shares vested was $33 thousand and $1.4 million during the three and nine months ended September 30, 2024, respectively, and $25 thousand and $963 thousand during the three and nine months ended September 30, 2023, respectively.

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

11.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2024 and 2023, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested time-based restricted stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$12,878	$12,651	$36,285	$40,817
Net earnings allocated to participating securities	(101)	(70)	(291)	(222)
Net earnings allocated to common stock	$12,777	$12,581	$35,994	$40,595
Distributed earnings allocated to common stock	$3,746	$3,645	$11,036	$10,969
Undistributed earnings allocated to common stock	9,031	8,936	24,958	29,626
Net earnings allocated to common stock	$12,777	$12,581	$35,994	$40,595
Weighted average common shares outstanding, including shares considered participating securities	20,997	20,969	20,994	21,048
Less: Average participating securities	(155)	(109)	(162)	(109)
Weighted average shares	20,842	20,860	20,832	20,939
Basic earnings per common share	$0.61	$0.60	$1.73	$1.94
Diluted earnings per common share computation:
Net earnings allocated to common stock	$12,777	$12,581	$35,994	$40,595
Weighted average common shares outstanding for basic earnings per common share	20,842	20,860	20,832	20,939
Add: Dilutive effect of stock compensation	70	40	64	40
Weighted average shares and dilutive potential common shares	20,912	20,900	20,896	20,979
Diluted earnings per common share	$0.61	$0.60	$1.72	$1.94

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

As of September 30, 2024 and December 31, 2023, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

For the Three Months Ended September 30, 2024	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$—	Interest expense – subordinated notes and debentures	$—	Other income	$—
For the Nine Months Ended September 30, 2024	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$—	Interest expense – subordinated notes and debentures	$—	Other income	$—
For the Three Months Ended September 30, 2023	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(51)	Interest expense – subordinated notes and debentures	$(55)	Other income	$—
For the Nine Months Ended September 30, 2023	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(119)	Interest expense – subordinated notes and debentures	$(151)	Other income	$—
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

The Corporation pledged cash collateral to another financial institution with a balance of $1.6 million as of September 30, 2024 and $173 thousand as of December 31, 2023. This balance is included in cash and cash equivalents due from banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions. Effective on September 30, 2023 the Corporation amended all of the back-to-back swap contracts to reference the 1-month SOFR plus a credit spread adjustment of 11.448 basis points "Fallback SOFR."

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023:

		Fair Value
	Notional Amount	Asset		Liability
September 30, 2024	$65,748	$1,558	(a)	$1,558	(b)
December 31, 2023	$21,302	$1,013	(a)	$1,013	(b)

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

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institutions related to loans in which the Corporation is a participant in. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $21.4 million as of September 30, 2024 and $21.7 million as of December 31, 2023.

The Corporation entered into RPA swaps with other financial institutions related to loans in which the Corporation is a participant out. The RPA provides credit protection to the Corporation should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $25.5 million as of September 30, 2024 and zero as of December 31, 2023.

The fair value of the RPAs swaps was $25 thousand and $49 thousand as of September 30, 2024 and December 31, 2023, respectively, and is reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2024 and December 31, 2023:

		Fair Value Measurements at September 30, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$13,087	$13,087	$—	$—
States and political subdivisions	94,127	—	94,127	—
Residential and multi-family mortgage	223,951	—	223,951	—
Corporate notes and bonds	38,326	—	38,326	—
Pooled SBA	9,474	—	9,474	—
Total Securities Available-For-Sale	$378,965	$13,087	$365,878	$—
Interest Rate swaps	$1,558	$—	$1,558	$—
Equity Securities:
Corporate equity securities	$6,473	$6,473	$—	$—
Mutual funds	1,983	1,983	—	—
Money market funds	303	303	—	—
Corporate notes	1,630	—	1,630	—
Total Equity Securities	$10,389	$8,759	$1,630	$—
Liabilities:
Interest Rate Swaps	$(1,558)	$—	$(1,558)	$—

		Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$4,988	$4,988	$—	$—
States and political subdivisions	91,809	—	91,809	—
Residential and multi-family mortgage	191,519	—	191,519	—
Corporate notes and bonds	43,139	—	43,139	—
Pooled SBA	10,500	—	10,500	—
Total Securities Available-For-Sale	$341,955	$4,988	$336,967	$—
Interest Rate swaps	$1,013	$—	$1,013	$—
Equity Securities:
Corporate equity securities	$5,341	$5,341	$—	$—
Mutual funds	2,223	2,223	—	—
Money market funds	1,103	1,103	—	—
Corporate notes	634	—	634	—
Total Equity Securities	$9,301	$8,667	$634	$—
Liabilities:
Interest Rate Swaps	$(1,013)	$—	$(1,013)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2024 and December 31, 2023:

		Fair Value Measurements at September 30, 2024 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$391	$—	$—	$391
Owner-occupied, nonfarm nonresidential properties	3,455	—	—	3,455
Commercial and industrial	2,118	—	—	2,118
Other construction loans and all land development loans and other land loans	1,203	—	—	1,203
Multifamily (5 or more) residential properties	268	—	—	268
Non-owner occupied, nonfarm nonresidential	6,274	—	—	6,274
Home equity lines of credit	286	—	—	286
Residential Mortgages secured by first liens	810	—	—	810

		Fair Value Measurements at December 31, 2023 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$736	$—	$—	$736
Owner-occupied, nonfarm nonresidential properties	5,589	—	—	5,589
Commercial and industrial	7,425	—	—	7,425
Other construction loans and all land development loans and other land loans	1,299	—	—	1,299
Multifamily (5 or more) residential properties	305	—	—	305
Non-owner occupied, nonfarm nonresidential	7,216	—	—	7,216
Home equity lines of credit	308	—	—	308
Residential mortgages secured by first liens	871	—	—	871

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2024:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$391	Valuation of third party appraisal on underlying collateral	Loss severity rates	35% (35%)
Owner-occupied, nonfarm nonresidential properties	3,455	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-42% (39%)
Commercial and industrial	2,118	Valuation of third party appraisal on underlying collateral	Loss severity rates	10%-65% (26%)
Other construction loans and all land development loans and other land loans	1,203	Valuation of third party appraisal on underlying collateral	Loss severity rates	36% (36%)
Multifamily (5 or more) residential properties	268	Valuation of third party appraisal on underlying collateral	Loss severity rates	34% (34%)
Non-owner occupied, nonfarm nonresidential	6,274	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-87% (56%)
Home equity lines of credit	286	Valuation of third party appraisal on underlying collateral	Loss severity rates	21%-23% (21%)
Residential Mortgages secured by first liens	810	Valuation of third party appraisal on underlying collateral	Loss severity rates	23%-48% (37%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2023:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$736	Valuation of third party appraisal on underlying collateral	Loss severity rates	29%-31% (30%)
Owner-occupied, nonfarm nonresidential properties	5,589	Valuation of third party appraisal on underlying collateral	Loss severity rates	9%-100% (14%)
Commercial and industrial	7,425	Valuation of third party appraisal on underlying collateral	Loss severity rates	8%-75% (31%)
Other construction loans and all land development loans and other land loans	1,299	Valuation of third party appraisal on underlying collateral	Loss severity rates	32% (32%)
Multifamily (5 or more) residential properties	305	Valuation of third party appraisal on underlying collateral	Loss severity rates	28% (28%)
Non-owner occupied, nonfarm nonresidential	7,216	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-48% (43%)
Home equity lines of credit	308	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-17% (15%)
Residential mortgages secured by first liens	871	Valuation of third party appraisal on underlying collateral	Loss severity rates	17%-42% (31%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2024:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$360,909	$360,909	$—	$—	$360,909
Debt securities available-for-sale	378,965	13,087	365,878	—	378,965
Debt securities held-to-maturity	328,152	81,601	227,324	—	308,925
Equity securities	10,389	8,759	1,630	—	10,389
Loans held for sale	768	—	771	—	771
Net loans receivable	4,545,264	—	—	4,449,829	4,449,829
FHLB and other restricted stock holdings and investments	40,937	n/a	n/a	n/a	n/a
Interest rate swaps	1,558	—	1,558	—	1,558
Accrued interest receivable	24,804	366	2,412	22,026	24,804
LIABILITIES
Deposits	$(5,216,949)	$(4,563,117)	$(651,225)	$—	$(5,214,342)
Subordinated notes and debentures	(105,115)	—	(128,071)	—	(128,071)
Interest rate swaps	(1,558)	—	(1,558)	—	(1,558)
Accrued interest payable	(5,600)	—	(5,600)	—	(5,600)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2023:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$222,046	$222,046	$—	$—	$222,046
Debt securities available-for-sale	341,955	4,988	336,967	—	341,955
Debt securities held-to-maturity	388,968	104,141	256,429	—	360,570
Equity securities	9,301	8,667	634	—	9,301
Loans held for sale	675	—	677	—	677
Net loans receivable	4,422,644	—	—	4,323,476	4,323,476
FHLB and other restricted stock holdings and investments	30,011	n/a	n/a	n/a	n/a
Interest rate swaps	1,013	—	1,013	—	1,013
Accrued interest receivable	24,318	410	2,319	21,589	24,318
LIABILITIES
Deposits	$(4,998,750)	$(4,492,256)	$(508,181)	$—	$(5,000,437)
Subordinated notes and debentures	(104,887)	—	(134,298)	—	(134,298)
Interest rate swaps	(1,013)	—	(1,013)	—	(1,013)
Accrued interest payable	(3,550)	—	(3,550)	—	(3,550)

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

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2023, included the 2023 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the full year ending December 31, 2024, or any future period.

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
•Efficiency ratio;
•Pre-provision net revenue ("PPNR"); and
•Return on average tangible common equity

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $360.9 million at September 30, 2024, including additional excess liquidity of $282.0 million held at the Federal Reserve, compared to $222.0 million at December 31, 2023. These excess funds, when combined with collective contingent liquidity resources of $4.5 billion including (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total on-hand and contingent liquidity sources for the Corporation to be approximately 5.0 times the estimated amount of adjusted uninsured deposit balances.

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

SECURITIES

AFS debt securities and equity securities combined totaled $389.4 million and $351.3 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the total balance of investments classified as HTM debt securities was $328.2 million compared to $389.0 million at December 31, 2023.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," to the condensed consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of September 30, 2024. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	September 30, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$13,087	4.89%	$—	—%	$—	—%	$—	—%	$13,087	4.89%
State and Political Subdivisions	5,649	3.11	34,726	2.48	36,910	2.16	16,842	2.29	94,127	2.36
Residential and multi-family mortgage	4,941	3.16	6,182	2.87	18,215	1.85	194,613	2.53	223,951	2.50
Corporate notes and bonds	3,964	4.61	8,510	5.22	25,852	4.31	—	—	38,326	4.54
Pooled SBA	11	7.46	441	4.99	7,624	2.49	1,398	2.14	9,474	2.56
Total	$27,652	4.18%	$49,859	3.02%	$88,601	2.75%	$212,853	2.51%	$378,965	2.76%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of September 30, 2024.

	September 30, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$67,188	1.47%	$158,174	1.53%	$24,053	1.69%	$—	—%	$249,415	1.53%
Residential and multi-family mortgage	3,002	2.47	380	2.82	1,781	3.29	73,574	2.40	78,737	2.42
Total	$70,190	1.51%	$158,554	1.53%	$25,834	1.80%	$73,574	2.40%	$328,152	1.74%

The following table summarizes the weighted average modified duration of AFS securities as of September 30, 2024.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	0.40
State and Political Subdivisions	5.13
Residential and multi-family mortgage	6.01
Corporate notes and bonds	4.11
Pooled SBA	2.40
Total	5.32

The following table summarizes the weighted average modified duration of securities HTM as of September 30, 2024.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	2.57
Residential and multi-family mortgage	5.72
Total	3.10

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

At September 30, 2024, loans, excluding the impact of syndicated loans, totaled $4.5 billion, representing an increase of $162.7 million, or 3.73% year to date increase (4.98% annualized), from December 31, 2023. The increase in loans was primarily driven by qualitative growth in commercial real estate coupled with growth in commercial and industrial and residential real estate in the Columbus, Erie and Roanoke markets and continued new relationship growth in the Corporation's recent expansion market of Cleveland, and growth in the Corporation's Private Banking division with notable activity in the Roanoke market.

At September 30, 2024, the Corporation's condensed consolidated balance sheet reflected a decrease in syndicated lending balances of $39.2 million compared to December 31, 2023, primarily resulting from scheduled paydowns or early payoffs of certain syndicated loans. The syndicated loan portfolio totaled $69.5 million, or 1.51% of total loans, at September 30, 2024, compared to $108.7 million, or 2.43% of total loans at December 31, 2023. The Corporation is closely managing the level of its syndicated loan portfolio while it focuses more resources on organic loan growth from its in-market customer relationships.

Loan Origination/Risk Management

The Corporation has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming, and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. The Corporation has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented. As discussed more fully above, syndicated loan purchases are underwritten utilizing the same process as the Corporation’s originated loans.

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

Loan Portfolio Profile

As part of its lending policy and risk management activities, the Corporation tracks lending exposure by industry classification and type to determine potential risks associated with industry concentrations, and whether any risk issues could lead to additional credit loss exposure. In the current post-pandemic and inflationary economic environment, the Corporation has evaluated its exposure to the office, hospitality, and multifamily industries within its commercial real estate portfolio. Even given the Corporation’s historically sound underwriting protocols and high credit quality ratings for borrowers in these industries, the Corporation monitors numerous relevant sensitivity elements at both underwriting and through and beyond the funding period, including projects occupancy, loan-to-value, absorption and cap rates, debt service coverage and covenant compliance, and developer/lessor financial strength both in the project and globally. At September 30, 2024, the Corporation had the following key metrics related to its office, hospitality and multifamily portfolios:

•Commercial office loans
◦There were 114 outstanding loans, totaling $117.0 million, or 2.55% of the Corporation loans outstanding;
◦There were no nonaccrual commercial office loans at September 30, 2024;
◦There was one past due commercial office loan that totaled $214 thousand, or 0.18% of total commercial office loans outstanding at September 30, 2024; and
◦The average outstanding balance per commercial office loan was $1.0 million.

•Commercial hospitality loans
◦There were 173 outstanding loans, totaling $320.6 million, or 6.98% of total Corporation loans outstanding;
◦There were no nonaccrual commercial hospitality loans at September 30, 2024;
◦There were no past due commercial hospitality loans at September 30,2024; and
◦The average outstanding balance per commercial hospitality loan was $1.9 million.

•Commercial multifamily loans
◦There were 225 outstanding loans, totaling $349.1 million, or 7.60% of total Corporation loans outstanding;
◦There was one nonaccrual commercial multifamily loan that totaled $268 thousand, or 0.08% of total multifamily loans outstanding. The one customer relationship did not have a related specific loss reserve at September 30, 2024;
◦There were two past due commercial multifamily loans that totaled $760 thousand, or 0.22% of total commercial multifamily loans outstanding at September 30, 2024; and
◦The average outstanding balance per commercial multifamily loan was $1.6 million.

The following table summarize the geographic region (based upon metropolitan statistical areas) in which the commercial office, hospitality and multifamily loans were originated as of September 30, 2024:

September 30, 2024
Commercial Office
Geographic Region:
Buffalo, NY	31.73%
Cleveland, OH	29.69
Cincinnati, OH	9.50
Columbus, OH	8.15
All other geographical regions	20.93
Total Commercial Office	100.00%

Commercial Hospitality
Geographic Region:
Buffalo, NY	19.60%
Columbus, OH	18.53
Pittsburgh, PA	16.59
Cleveland, OH	8.32
All other geographical regions	36.96
Total Commercial Hospitality	100.00%

Commercial Multifamily
Geographic Region:
Cleveland, OH	34.65%
Buffalo, NY	23.18
Columbus, OH	22.76
All other geographical regions	19.41
Total Commercial Multifamily	100.00%

The Corporation had no commercial office, hospitality or multifamily loan relationships considered by the banking regulators to be a high volatility commercial real estate credit ("HVCRE").

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at September 30, 2024. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	September 30, 2024
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$62	$1,885	$7,067	$—	$9,014
Owner-occupied, nonfarm nonresidential properties	23,508	26,548	7,330	5,556	62,942
Agricultural production and other loans to farmers	7	60	—	—	67
Commercial and Industrial	14,356	209,410	52,689	22,677	299,132
Obligations (other than securities and leases) of states and political subdivisions	1,231	18,413	77,868	8,138	105,650
Other loans	117	515	633	12,723	13,988
Other construction loans and all land development and other land loans (1)	45,682	34,017	9,199	607	89,505
Multifamily (5 or more) residential properties	22,807	18,243	2,825	4,260	48,135
Non-owner occupied, nonfarm nonresidential properties	51,575	114,833	61,129	780	228,317
1-4 Family Construction (1)	—	—	—	1,240	1,240
Home equity lines of credit	—	56	397	243	696
Residential Mortgages secured by first liens	2,936	33,173	216,405	130,015	382,529
Residential Mortgages secured by junior liens	202	7,423	68,059	15,932	91,616
Other revolving credit plans	5	9	15	—	29
Automobile	450	16,780	5,037	—	22,267
Other consumer	3,867	33,570	8,801	6,880	53,118
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$166,805	$514,935	$517,454	$209,051	$1,408,245

Loans Receivable with Variable or Floating Interest Rate
Farmland	$1,869	$2,507	$10,565	$7,865	$22,806
Owner-occupied, nonfarm nonresidential properties	31,590	76,354	301,105	59,508	468,557
Agricultural production and other loans to farmers	994	44	628	—	1,666
Commercial and Industrial	277,897	86,184	54,998	1,230	420,309
Obligations (other than securities and leases) of states and political subdivisions	1,398	3,071	11,415	20,889	36,773
Other loans	904	2,999	8,241	—	12,144
Other construction loans and all land development and other land loans (1)	66,225	104,015	20,876	8,007	199,123
Multifamily (5 or more) residential properties	85,642	21,997	247,825	4,870	360,334
Non-owner occupied, nonfarm nonresidential properties	103,306	234,992	405,544	43,842	787,684
1-4 Family Construction (1)	4,414	11,258	2,816	4,871	23,359
Home equity lines of credit	6,867	7,007	43,019	100,208	157,101
Residential Mortgages secured by first liens	19,084	21,587	138,202	450,618	629,491
Residential Mortgages secured by junior liens	1,644	565	5,427	761	8,397
Other revolving credit plans	7,275	2,581	29,983	1,762	41,601
Automobile	—	—	13	—	13
Other consumer	5	61	312	60	438
Credit cards	13,574	—	—	—	13,574
Overdrafts	293	—	—	—	293
Total	$622,981	$575,222	$1,280,969	$704,491	$3,183,663
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At September 30, 2024, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Nonaccrual loans	$39,855	$29,639
Accrual loans greater than 90 days past due	666	55
Total nonperforming loans	40,521	29,694
Other real estate owned	1,514	2,111
Total nonperforming assets	$42,035	$31,805
Total loans receivable	$4,591,908	$4,468,476
Nonaccrual loans as a percentage of total loans receivable	0.87%	0.66%
Total assets	$6,014,844	$5,752,957
Nonperforming assets as a percentage of total assets	0.70%	0.55%
Allowance for credit losses on loans receivable	$46,644	$45,832
Allowance for credit losses / Total loans	1.02%	1.03%
Ratio of allowance for credit losses to nonaccrual loans	117.03%	154.63%

Total nonperforming assets were $42.0 million, or 0.70% of total assets, as of September 30, 2024, compared to $31.8 million, or 0.55% of total assets, as of December 31, 2023. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 117.03% at September 30, 2024, compared to 154.63% at December 31, 2023. The increase in nonperforming assets was primarily due to two relationships. The first relationship was an owner-occupied commercial real estate relationship totaling $4.6 million with a specific reserve balance of $1.2 million and the second was a commercial relationship (consisting of various loan types) totaling $7.9 million with a specific reserve of $2.2 million. Management does not believe there is risk of significant additional loss exposures beyond the specific reserves related to these loan relationships.

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

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at September 30, 2024 and December 31, 2023; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	September 30, 2024
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$162	0.7%	$31,820	0.51%
Owner-occupied, nonfarm nonresidential properties	5,222	11.6	531,499	0.98
Agricultural production and other loans to farmers	7	—	1,733	0.40
Commercial and Industrial	7,162	15.7	719,441	1.00
Obligations (other than securities and leases) of states and political subdivisions	1,497	3.1	142,423	1.05
Other loans	306	0.6	26,132	1.17
Other construction loans and all land development and other land loans	2,658	6.3	288,628	0.92
Multifamily (5 or more) residential properties	1,875	8.9	408,469	0.46
Non-owner occupied, nonfarm nonresidential properties	11,513	22.1	1,016,001	1.13
1-4 Family Construction	189	0.5	24,599	0.77
Home equity lines of credit	982	3.4	157,797	0.62
Residential Mortgages secured by first liens	9,133	22.0	1,012,020	0.90
Residential Mortgages secured by junior liens	1,365	2.2	100,013	1.36
Other revolving credit plans	960	0.9	41,630	2.31
Automobile	298	0.5	22,280	1.34
Other consumer	2,905	1.2	53,556	5.42
Credit cards	117	0.3	13,574	0.86
Overdrafts	293	—	293	100.00
Total	$46,644	100.0%	$4,591,908	1.02%

	December 31, 2023 (1)
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$138	0.8%	$33,485	0.41%
Owner-occupied, nonfarm nonresidential properties	4,131	11.5	511,910	0.81
Agricultural production and other loans to farmers	7	—	1,652	0.42
Commercial and Industrial	9,500	16.3	726,442	1.31
Obligations (other than securities and leases) of states and political subdivisions	2,627	3.4	152,201	1.73
Other loans	389	0.6	25,507	1.53
Other construction loans and all land development and other land loans	2,830	7.6	340,358	0.83
Multifamily (5 or more) residential properties	1,251	6.8	305,697	0.41
Non-owner occupied, nonfarm nonresidential properties	9,783	22.0	984,033	0.99
1-4 Family Construction	191	0.6	28,055	0.68
Home equity lines of credit	844	2.9	130,700	0.65
Residential Mortgages secured by first liens	8,274	22.5	1,005,335	0.82
Residential Mortgages secured by junior liens	1,487	2.0	91,240	1.63
Other revolving credit plans	977	1.0	42,877	2.28
Automobile	360	0.6	25,315	1.42
Other consumer	2,656	1.1	51,592	5.15
Credit cards	95	0.3	11,785	0.81
Overdrafts	292	—	292	100.00
Total	$45,832	100.0	$4,468,476	1.03%
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, revisions were made to the amount of allowance allocated and total loans receivable columns disclosure as of December 31, 2023 to reflect the revisions for the applicable portfolio segments.

The allowance for credit losses measured as a percentage of total loans receivable was 1.02% as of September 30, 2024 and 1.03% as of December 31, 2023.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the nine months ended September 30, 2024, the allowance for credit losses increased $812 thousand. This increase was primarily driven by growth in the Corporation's loan portfolio in new market areas as well as an increased unemployment rate forecast, partially offset by improvements in the Corporation's historical loss rates, annual updates to the Corporation's loss drivers and assumptions, as well as the impact of net charge-offs. Significant uncertainty persists regarding the domestic and global economy due to persistent inflation in certain segments of the U.S. economy, continued elevated interest rates, fluctuating levels of consumer confidence, and geopolitical conflicts. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of September 30, 2024 and December 31, 2023.

Additional information related to provision for credit loss expense and net charge-offs and recoveries for the three months ended September 30, 2024 and 2023 is presented in the tables below.

	Three Months Ended September 30, 2024
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$8	$—	$32,621	—%
Owner-occupied, nonfarm nonresidential properties	194	28	540,032	0.02
Agricultural production and other loans to farmers	(1)	—	1,647	—
Commercial and Industrial	637	(588)	702,372	(0.33)
Obligations (other than securities and leases) of states and political subdivisions	(1,057)	—	152,715	—
Other loans	(97)	—	27,805	—
Other construction loans and all land development and other land loans	(456)	—	344,144	—
Multifamily (5 or more) residential properties	465	—	343,867	—
Non-owner occupied, nonfarm nonresidential properties	1,775	20	974,026	0.01
1-4 Family Construction	42	—	21,331	—
Home equity lines of credit	(54)	1	149,825	—
Residential Mortgages secured by first liens	213	(14)	1,015,773	(0.01)
Residential Mortgages secured by junior liens	(233)	—	98,821	—
Other revolving credit plans	42	(16)	42,069	(0.15)
Automobile	38	(27)	22,421	(0.48)
Other consumer	517	(414)	52,786	(3.12)
Credit cards	94	(80)	14,201	(2.24)
Overdrafts	205	(130)	246	(210.23)
Total	$2,332	$(1,220)	$4,536,702	(0.11)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Nine Months Ended September 30, 2024
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$24	$—	$32,231	—%
Owner-occupied, nonfarm nonresidential properties	1,745	(654)	525,209	(0.17)
Agricultural production and other loans to farmers	0	—	1,689	—
Commercial and Industrial	(34)	(2,304)	695,103	(0.44)
Obligations (other than securities and leases) of states and political subdivisions	(1,130)	—	153,797	—
Other loans	(83)	—	26,516	—
Other construction loans and all land development and other land loans	(172)	—	440,748	—
Multifamily (5 or more) residential properties	624	—	284,801	—
Non-owner occupied, nonfarm nonresidential properties	2,059	(329)	908,534	(0.05)
1-4 Family Construction	(2)	—	36,422	—
Home equity lines of credit	134	4	140,499	—
Residential Mortgages secured by first liens	937	(78)	999,113	(0.01)
Residential Mortgages secured by junior liens	(122)	—	95,184	—
Other revolving credit plans	78	(95)	40,899	(0.31)
Automobile	(15)	(47)	23,242	(0.27)
Other consumer	1,653	(1,404)	51,111	(3.67)
Credit cards	134	(112)	13,975	(1.07)
Overdrafts	350	(349)	248	(187.98)
Total	$6,180	$(5,368)	$4,469,321	(0.16)%
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

Provision for credit losses was $2.4 million and $6.3 million for the three and nine months ended September 30, 2024, respectively, compared to $1.1 million and $4.8 million for the three and nine months ended September 30, 2023, respectively. Included in the provision for credit losses for the three and nine months ended September 30, 2024 was $49 thousand and $112 thousand, respectively, related to the allowance for unfunded commitments compared to $33 thousand and $148 thousand accrual towards the allowance for unfunded commitments for the three and nine months ended September 30, 2023, respectively.

DEPOSITS

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	September 30, 2024	Percent of Deposits in Each Category to Total Deposits	December 31, 2023	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2024 vs. 2023
Demand, noninterest-bearing	$841,292	16.1%	$728,881	14.6%	15.4%
Demand, interest-bearing	681,056	13.1	803,093	16.1	(15.2)
Savings deposits	3,040,769	58.3	2,960,282	59.2	2.7
Time deposits	653,832	12.5	506,494	10.1	29.1
Total deposits	$5,216,949	100.0%	$4,998,750	100.0%	4.4%

At September 30, 2024, total deposits were $5.2 billion, reflecting an increase of $218.2 million, or 4.37%, from December 31, 2023. The increase in deposit balances was primarily attributable to an increase in noninterest-bearing business deposits and retail saving deposits. In addition, the total number of deposit households increased by approximately 1.85% from December 31, 2023.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended September 30,
	2024		2023
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$795,771	—%	$792,193	—%
Demand, interest-bearing	682,690	0.86	813,264	0.52
Savings deposits	3,076,351	3.55	2,788,499	3.13
Time deposits	560,565	4.03	507,597	3.16
Total	$5,115,377		$4,901,553

	Nine Months Ended September 30,
	2024		2023
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$764,770	—%	$805,513	—%
Demand, interest-bearing	711,911	0.75	878,955	0.54
Savings deposits	3,046,518	3.53	2,581,604	2.75
Time deposits	531,818	3.87	516,261	2.79
Total	$5,055,017		$4,782,333

At September 30, 2024, the average deposit balance per account for the Bank was approximately $33 thousand. The Bank had increases in business deposits, as well as retail customer household deposits, including those added after the 2023 launches of (i) the Bank's "At Ease" account, a service for U.S. service member and veteran families, and (ii) the Corporation's women-focused banking division, Impressia Bank.

The following table presents additional information about our September 30, 2024 and December 31, 2023 deposits:

	September 30, 2024	December 31, 2023
Time deposits not covered by deposit insurance	$44,235	$44,665
Total deposits not covered by deposit insurance	1,516,360	1,438,944

At September 30, 2024, the total estimated uninsured deposits for the Bank were approximately $1.5 billion, or approximately 28.50% of total Bank deposits. However, when excluding $103.1 million of affiliate company deposits and $462.7 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $950.6 million, or approximately 17.87% of total Bank deposits as of September 30, 2024.

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

Scheduled maturities of time deposits not covered by deposit insurance at September 30, 2024 were as follows:

September 30, 2024
3 months or less	$11,521
Over 3 through 6 months	10,761
Over 6 through 12 months	15,897
Over 12 months	6,056
Total	$44,235

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

The Corporation’s expected material cash requirements for the twelve months ended September 30, 2025 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses, and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as by maintaining access to wholesale funding sources.

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

At September 30, 2024, the Corporation’s cash and cash equivalents position was approximately $361.0 million, including liquidity of $282.0 million held at the Federal Reserve. These excess funds, when combined with $4.5 billion in (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total on-hand and contingent liquidity sources for the Corporation to be approximately 5.0 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of September 30, 2024:

Net Available
FHLB borrowing capacity (1)	$1,217,551
Federal Reserve borrowing capacity (2)	448,358
Brokered deposits (3)	1,978,095
Other third-party funding channels (3) (4)	843,201
Total net available liquidity and borrowing capacity	$4,487,205
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window and BIC program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of September 30, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business, the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to condensed consolidated financial statements elsewhere in this report for the expected timing of such payments as of September 30, 2024. The Corporation’s material contractual obligations as of September 30, 2024 consist of (i) long-term borrowings - Note 7, "Borrowings," (ii) operating leases - Note 5, "Leases," (iii) time deposits with stated maturity dates - Note 6, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 9, "Off-Balance Sheet Commitments and Contingencies."

Shareholders’ Equity, Capital Ratios and Metrics

As of September 30, 2024, the Corporation’s total shareholders’ equity was $606.4 million, representing an increase of $35.1 million, or 6.15%, from December 31, 2023, primarily due to an increase in the Corporation's retained earnings (net income, partially offset by the common and preferred dividends paid).

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

As of September 30, 2024 all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation's capital ratios and book value per common share at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Total risk-based ratio	16.06%	15.99%
Tier 1 risk-based ratio	13.30%	13.20%
Common equity tier 1 ratio	11.64%	11.49%
Tier 1 leverage ratio	10.59%	10.54%
Common shareholders' equity/total assets	9.12%	8.93%
Tangible common equity/tangible assets (1)	8.45%	8.22%
Book value per common share	$26.13	$24.57
Tangible book value per common share (1)	$24.03	$22.46
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

At September 30, 2024, the Corporation's pre-tax net unrealized losses on available-for-sale and held-to-maturity securities totaled approximately $62.5 million, or 10.30% of total shareholders' equity, compared to $82.2 million, or 14.40% of total shareholders' equity at December 31, 2023. The change in unrealized losses was primarily due to changes in the yield curve during the first, second and third quarters of 2024 compared to 2023, relative to the Corporation's scheduled bond maturities. Importantly, all regulatory capital ratios for the Corporation would exceed regulatory "well-capitalized" levels as of both September 30, 2024 and December 31, 2023 if the net unrealized losses at the respective dates were fully recognized. Additionally, the Corporation maintained $102.0 million of liquid funds at its holding company, which more than covers the $62.5 million in unrealized losses on investments held primarily in its wholly-owned banking subsidiary, as an immediately available source of contingent capital to be down-streamed to the Bank, if necessary.

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

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended September 30, 2024 and 2023:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	September 30, 2024			September 30, 2023
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$690,098	2.14%	$3,980	$711,299	1.89%	$3,674
Tax-exempt (1) (2) (4)	25,368	2.57	178	29,455	2.55	204
Equity securities (1) (2)	7,111	5.71	102	8,598	5.58	121
Total securities (4)	722,577	2.19	4,260	749,352	1.96	3,999
Loans receivable:
Commercial (2) (3)	1,457,192	7.02	25,708	1,516,942	6.72	25,693
Mortgage and loans held for sale (2) (3)	2,947,787	6.25	46,278	2,834,576	5.83	41,618
Consumer (3)	131,723	11.93	3,950	133,499	11.51	3,874
Total loans receivable (3)	4,536,702	6.66	75,936	4,485,017	6.30	71,185
Interest-bearing deposits with the Federal Reserve and other financial institutions	244,553	5.33	3,279	39,389	5.78	574
Total earning assets	5,503,832	5.98	$83,475	5,273,758	5.63	$75,758
Noninterest-bearing assets:
Cash and cash equivalents due from banks	58,472			55,502
Premises and equipment	118,404			109,854
Other assets	272,377			254,106
Allowance for credit losses	(45,970)			(45,729)
Total non interest-bearing assets	403,283			373,733
TOTAL ASSETS	$5,907,115			$5,647,491
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$682,690	0.86%	$1,477	$813,264	0.52%	$1,061
Savings	3,076,351	3.55	27,461	2,788,499	3.13	22,004
Time	560,565	4.03	5,684	507,597	3.16	4,048
Total interest-bearing deposits	4,319,606	3.19	34,622	4,109,360	2.62	27,113
Short-term borrowings	—	0.00	—	6,101	5.66	87
Finance lease liabilities	236	5.06	3	328	4.84	4
Subordinated notes and debentures	105,077	4.26	1,124	104,773	4.07	1,076
Total interest-bearing liabilities	4,424,919	3.21	$35,749	4,220,562	2.66	$28,280
Demand—noninterest-bearing	795,771			792,193
Other liabilities	88,441			79,272
Total liabilities	5,309,131			5,092,027
Shareholders’ equity	597,984			555,464
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,907,115			$5,647,491
Interest income/Earning assets		5.98%	$83,475		5.63%	$75,758
Interest expense/Interest-bearing liabilities		3.21	35,749		2.66	28,280
Net interest spread		2.77%	$47,726		2.97%	$47,478
Interest income/Earning assets		5.98%	$83,475		5.63%	$75,758
Interest expense/Earning assets		2.56	35,749		2.10	28,280
Net interest margin (fully tax-equivalent)		3.42%	$47,726		3.53%	$47,478
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended September 30, 2024 and 2023 was $240 thousand and $242 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended September 30, 2024 and 2023 was $(51.1) million and $(61.1) million, respectively.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Nine Months Ended,
	September 30, 2024			September 30, 2023
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$696,259	2.06%	$11,572	$729,787	1.89%	$11,140
Tax-exempt (1) (2) (4)	26,063	2.58	547	31,025	2.60	646
Equity securities (1) (2)	6,951	5.69	296	10,645	4.97	396
Total securities (4)	729,273	2.11	12,415	771,457	1.96	12,182
Loans receivable:
Commercial (2) (3)	1,434,545	6.92	74,360	1,512,575	6.49	73,423
Mortgage and loans held for sale (2) (3)	2,905,301	6.16	134,012	2,733,423	5.70	116,439
Consumer (3)	129,475	11.96	11,591	127,650	11.50	10,978
Total loans receivable (3)	4,469,321	6.57	219,963	4,373,648	6.14	200,840
Interest-bearing deposits with the Federal Reserve and other financial institutions	241,551	5.58	10,085	49,380	6.01	2,221
Total earning assets	5,440,145	5.89	$242,463	5,194,485	5.48	$215,243
Noninterest-bearing assets:
Cash and cash equivalents due from banks	55,243			54,494
Premises and equipment	113,629			107,016
Other assets	267,797			250,210
Allowance for credit losses	(45,812)			(44,556)
Total non interest-bearing assets	390,857			367,164
TOTAL ASSETS	$5,831,002			$5,561,649
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$711,911	0.75%	$4,014	$878,955	0.54%	$3,545
Savings	3,046,518	3.53	80,536	2,581,604	2.75	53,070
Time	531,818	3.87	15,414	516,261	2.79	10,775
Total interest-bearing deposits	4,290,247	3.11	99,964	3,976,820	2.27	67,390
Short-term borrowings	—	0.00	—	47,094	5.07	1,787
Finance lease liabilities	259	4.64	9	350	4.58	12
Subordinated notes and debentures	105,001	4.32	3,394	104,698	4.04	3,164
Total interest-bearing liabilities	4,395,507	3.14	$103,367	4,128,962	2.34	$72,353
Demand—noninterest-bearing	764,770			805,513
Other liabilities	84,708			79,140
Total liabilities	5,244,985			5,013,615
Shareholders’ equity	586,017			548,034
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,831,002			$5,561,649
Interest income/Earning assets		5.89%	$242,463		5.48%	$215,243
Interest expense/Interest-bearing liabilities		3.14	103,367		2.34	72,353
Net interest spread		2.75%	$139,096		3.14%	$142,890
Interest income/Earning assets		5.89%	$242,463		5.48%	$215,243
Interest expense/Earning assets		2.51	103,367		1.84	72,353
Net interest margin (fully tax-equivalent)		3.38%	$139,096		3.64%	$142,890
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the nine months ended September 30, 2024 and 2023 was $671 thousand and $755 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the nine months ended September 30, 2024 and 2023 was $(55.1) million and $(58.6) million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended September 30, 2024 and 2023:

Net Interest Income Rate-Volume Variance	For Three Months Ended September 30, 2024 over (under) 2023 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$(129)	$435	$306
Tax-exempt (2)	(27)	1	(26)
Equity securities (2)	(21)	2	(19)
Total securities	(177)	438	261
Loans receivable:
Commercial (2)	(1,087)	1,102	15
Mortgage (2) (3)	1,539	3,121	4,660
Consumer	(63)	139	76
Total loans receivable	389	4,362	4,751
Other earning assets	2,982	(277)	2,705
Total Earning Assets	$3,194	$4,523	$7,717

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(169)	$585	$416
Savings	2,200	3,257	5,457
Time	407	1,229	1,636
Total interest-bearing deposits	2,438	5,071	7,509
Short-Term Borrowings	(87)	—	(87)
Finance lease liabilities	(1)	—	(1)
Subordinated debentures	(2)	50	48
Total Interest-Bearing Liabilities	$2,348	$5,121	$7,469

Change in Net Interest Income	$846	$(598)	$248
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the three months ended September 30, 2024 and September 30, 2023.
(3) Includes loans held for sale.

The following table presents the change in net interest income for the nine months ended September 30, 2024 and 2023:

Net Interest Income Rate-Volume Variance	For Nine Months Ended September 30, 2024 over (under) 2023 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$(457)	$889	$432
Tax-exempt (2)	(95)	(4)	(99)
Equity securities (2)	(138)	38	(100)
Total securities	(690)	923	233
Loans receivable:
Commercial (2)	(3,694)	4,631	937
Mortgage (2) (3)	7,541	10,032	17,573
Consumer	166	447	613
Total loans receivable	4,013	15,110	19,123
Other earning assets	8,644	(780)	7,864
Total Earning Assets	$11,967	$15,253	$27,220

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(653)	$1,122	$469
Savings	9,628	17,838	27,466
Time	327	4,312	4,639
Total interest-bearing deposits	9,302	23,272	32,574
Short-Term Borrowings	(1,787)	—	(1,787)
Finance lease liabilities	(3)	—	(3)
Subordinated debentures	9	221	230
Total Interest-Bearing Liabilities	$7,521	$23,493	$31,014

Change in Net Interest Income	$4,446	$(8,240)	$(3,794)
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the nine months ended September 30, 2024 and September 30, 2023.
(3) Includes loans held for sale.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2024 and 2023

OVERVIEW

Net income available to common shareholders ("earnings") was $12.9 million, or $0.61 per diluted share, for the three months ended September 30, 2024. The Corporation’s earnings for the three months ended September 30, 2023 were $12.7 million, or $0.60 per diluted share. The increase in diluted earnings per share comparing the three months ended September 30, 2024 to the three months ended September 30, 2023 was primarily due to the increase in non-interest income, partially offset by an increase in non-interest expense.

Annualized return on average equity was 9.28% for the three months ended September 30, 2024, compared to 9.80% for the three months ended September 30, 2023. Annualized return on average tangible common equity, a non-GAAP measure, was 10.33% for the three months ended September 30, 2024, compared to 11.07% for the three months ended September 30, 2023.

The Corporation's efficiency ratio was 66.34% for the three months ended September 30, 2024, compared to 67.00% for the three months ended September 30, 2023. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 65.58% for the three months ended September 30, 2024, compared to 66.26% for the three months ended September 30, 2023.

NET INTEREST INCOME

Net interest income was $47.5 million for the three months ended September 30, 2024, compared to $47.2 million for the three months ended September 30, 2023. When comparing the third quarter of 2024 to the third quarter of 2023, the increase in net interest income of $250 thousand, or 0.53%, was primarily due to an increase in the Corporation's interest income as a result of the increase in total loans outstanding quarter over quarter, partially offset by targeted interest-bearing deposit rate increases to ensure both deposit relationship retention and new deposit growth in the Corporation's markets.

Net interest margin was 3.43% and 3.55% for the three months ended September 30, 2024 and September 30, 2023, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.42% and 3.53%, for the three months ended September 30, 2024 and September 30, 2023, respectively.

The yield on earning assets of 5.98% for the three months ended September 30, 2024 increased 35 basis points from September 30, 2023, primarily as a result of the net benefit of higher interest rates on both variable-rate loans and new loan production.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $2.4 million and $1.1 million for the three months ended September 30, 2024 and September 30, 2023, respectively.

Management believes the charges to the provision for credit losses for the three months ended September 30, 2024 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at September 30, 2024.

NON-INTEREST INCOME

Total non-interest income was $11.0 million for the three months ended September 30, 2024 compared to $7.9 million for the three months ended September 30, 2023. The increase during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily due to higher pass-through income from small business investment companies and net realized and unrealized gains on equity securities.

NON-INTEREST EXPENSE

For the three months ended September 30, 2024, total non-interest expense was $38.8 million, compared to $36.9 million for the three months ended September 30, 2023. The increase from the three months ended September 30, 2023 was primarily a result of higher salaries and benefits driven by costs for personnel added for new offices in expansion markets, an increase in personnel costs related to annual merit increases, increases in health insurance costs, and contractual renewal increases in the Corporation's investments in technology applications. In addition, card processing and interchange expense for the third quarter of 2024 was $1.2 million, or 53.24% of card processing and interchange income, compared to $1.2 million, or 57.53% of card processing and interchange income for the third quarter of 2023.

INCOME TAX EXPENSE

Income tax expense was $3.3 million, representing a 19.31% effective tax rate, compared to $3.4 million, representing a 19.86% effective tax rate for the three months ended September 30, 2024 and 2023, respectively.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2024 and 2023

OVERVIEW

Earnings were $36.3 million, or $1.72 per diluted share, for the nine months ended September 30, 2024, compared to earnings of $40.8 million, or $1.94 per diluted share, for the nine months ended September 30, 2023. As previously noted, the decrease in diluted earnings per share comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023 was primarily due to the rise in deposit costs year over year.

Annualized return on average equity was 9.01% for the nine months ended September 30, 2024, compared to 10.74% for the nine months ended September 30, 2023. Annualized return on average tangible common equity, a non-GAAP measure, was 10.01% for the nine months ended September 30, 2024, compared to 12.23% for the nine months ended September 30, 2023.

The Corporation's efficiency ratio was 67.10% for the nine months ended September 30, 2024, compared to 64.26% for the nine months ended September 30, 2023. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 66.34% for the nine months ended September 30, 2024, compared to 63.60% the nine months ended September 30, 2023.

NET INTEREST INCOME

Net interest income was $138.4 million for the nine months ended September 30, 2024, compared to $142.1 million for the nine months ended September 30, 2023. The decrease of $3.7 million, or 2.61%, was due to loan growth and the benefits of the impact of higher interest rates resulting in greater income on variable-rate loans, coupled with a higher average balance of interest-bearing deposits with the Federal Reserve, being more than offset by an increase in the Corporation's interest expense as a result of targeted interest-bearing deposit rate increases to ensure both deposit growth and retention.

Net interest margin was 3.40% and 3.66% for the nine months ended September 30, 2024 and 2023, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.38% and 3.64% for the nine months ended September 30, 2024 and 2023, respectively.

The yield on earning assets of 5.89% for the nine months ended September 30, 2024 increased 41 basis points from September 30, 2023, primarily as a result of the net benefit of higher interest rates on both variable-rate loans and new loan production.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $6.3 million for the nine months ended September 30, 2024, compared to $4.8 million for the nine months ended September 30, 2023. The $1.5 million increase in the provision expense for nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily a result of the increased net loan charge-offs and higher loan growth.

Management believes the charges to the provision for credit losses for the nine months ended September 30, 2024 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at September 30, 2024.

NON-INTEREST INCOME

Total non-interest income was $28.8 million for the nine months ended September 30, 2024, compared to $24.2 million for the nine months ended September 30, 2023. This increase was primarily due to higher pass-through income from SBICs coupled with an increase in net realized and unrealized gains on equity securities.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2024, total non-interest expense was $112.2 million, compared to $106.9 million for the nine months ended September 30, 2023. The increase of $5.3 million, or 4.96%, from the nine months ended September 30, 2023 was primarily a result of an increase in salaries and benefits and technology expenses, partially offset by a decrease in card processing and interchange expenses. In addition, other non-interest expenses increased primarily due to an increase in personnel costs related to annual merit increases and growth in the Corporation's staff and new offices in its expansion markets, while the increase in technology was primarily due to year-over-year investments in technology applications aimed at enhancing both customer online banking capabilities, customer call center communications, and in-branch technology delivery channels. The decrease in card processing and interchange expenses related to the changes made by the Corporation to its cardholder rewards program.

INCOME TAX EXPENSE

Income tax expense was $9.2 million, representing an 18.92% effective tax rate, compared to $10.6 million, representing a 19.47% effective tax rate for the nine months ended September 30, 2024 and 2023, respectively.

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

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	September 30,	December 31,
	2024	2023
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$606,363	$571,247
Less: preferred equity	57,785	57,785
Common shareholders' equity	548,578	513,462
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	223	280
Tangible common equity (non-GAAP)	$504,481	$469,308

Total assets	$6,014,844	$5,752,957
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	223	280
Tangible assets (non-GAAP)	$5,970,747	$5,708,803

Ending shares outstanding	20,994,730	20,896,439

Book value per common share (GAAP)	$26.13	$24.57
Tangible book value per common share (non-GAAP)	$24.03	$22.46

Common shareholders' equity / Total assets (GAAP)	9.12%	8.93%
Tangible common equity / Tangible assets (non-GAAP)	8.45%	8.22%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Calculation of efficiency ratio:
Non-interest expense	$38,784	$36,914	$112,197	$106,892

Non-interest income	$10,973	$7,863	$28,793	$24,198
Net interest income	47,486	47,236	138,425	142,135
Total revenue	$58,459	$55,099	$167,218	$166,333
Efficiency ratio	66.34%	67.00%	67.10%	64.26%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$38,784	$36,914	$112,197	$106,892
Less: core deposit intangible amortization	18	20	57	65
Adjusted non-interest expense (non-GAAP)	$38,766	$36,894	$112,140	$106,827

Non-interest income	$10,973	$7,863	$28,793	$24,198

Net interest income	$47,486	$47,236	$138,425	$142,135
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,473	1,376	4,127	4,043
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	2,123	1,955	5,957	5,668
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	48,136	47,815	140,255	143,760
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$59,109	$55,678	$169,048	$167,958

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	65.58%	66.26%	66.34%	63.60%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Calculation of net interest margin:
Interest income	$83,235	$75,516	$241,792	$214,488
Interest expense	35,749	28,280	103,367	72,353
Net interest income	$47,486	$47,236	$138,425	$142,135

Average total earning assets	$5,503,832	$5,273,758	$5,440,145	$5,194,485

Net interest margin (GAAP) (annualized)	3.43%	3.55%	3.40%	3.66%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$83,235	$75,516	$241,792	$214,488
Tax equivalent adjustment (non-GAAP)	240	242	671	755
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	83,475	75,758	242,463	215,243
Interest expense	35,749	28,280	103,367	72,353
Net interest income (fully tax equivalent basis) (non-GAAP)	$47,726	$47,478	$139,096	$142,890

Average total earning assets	$5,503,832	$5,273,758	$5,440,145	$5,194,485
Less: average mark to market adjustment on investments (non-GAAP)	(51,075)	(61,103)	(55,134)	(58,577)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$5,554,907	$5,334,861	$5,495,279	$5,253,062

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.42%	3.53%	3.38%	3.64%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Calculation of PPNR (non-GAAP): (1)
Net interest income	$47,486	$47,236	$138,425	$142,135
Add: Non-interest income	10,973	7,863	28,793	24,198
Less: Non-interest expense	38,784	36,914	112,197	106,892
PPNR (non-GAAP)	$19,675	$18,185	$55,021	$59,441

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Calculation of return on average tangible common equity (non-GAAP):
Net income	$13,954	$13,727	$39,511	$44,043
Less: preferred stock dividends	1,076	1,076	3,226	3,226
Net income available to common shareholders	$12,878	$12,651	$36,285	$40,817

Average shareholders' equity	$597,984	$555,464	$586,017	$548,034
Less: average goodwill & intangibles	44,108	44,186	44,127	44,201
Less: average preferred equity	57,785	57,785	57,785	57,785
Tangible common shareholders' equity (non-GAAP)	$496,091	$453,493	$484,105	$446,048

Return on average equity (GAAP) (annualized)	9.28%	9.80%	9.01%	10.74%
Return on average common equity (GAAP) (annualized)	9.48%	10.09%	9.18%	11.13%
Return on average tangible common equity (non-GAAP) (annualized)	10.33%	11.07%	10.01%	12.23%

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

	% Change in Net Interest Income
	September 30, 2024	December 31, 2023
+300 basis points	(0.1)%	2.6%
+200 basis points	0.3%	3.8%
+100 basis points	0.3%	4.6%
-100 basis points	(0.6)%	(3.8)%
-200 basis points	(0.6)%	(6.5)%
-300 basis points	(1.4)%	(12.8)%

At September 30, 2024, the Corporation has approximately $2.3 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2024	—	$—	—	500,000
August 1 – 31, 2024	—	—	—	500,000
September 1 – 30, 2024	—	—	—	500,000
Total	—	$—	—	500,000
 (1) On June 12, 2024, the Corporation received acknowledgement from the Federal Reserve of the Corporation’s 2024 Common Share Repurchase Program (the "2024 Plan"). The Corporation’s Board of Directors previously approved the 2024 Plan, subject to the Federal Reserve Bank's response, authorizing the repurchase from time to time by the Corporation of up to 500,000 shares of the Corporation’s common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15,000,000. Pursuant to the 2024 Plan, repurchase of common stock, if any, are authorized to be made during the period beginning on June 12, 2024 (the date on which the Corporation received acknowledgement from the Federal Reserve Bank) through and including May 14, 2025, through open market purchases, privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, subject to compliance with any material agreement to which the Corporation is a party. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of September 30, 2024, there were 500,000 shares remaining for repurchase under the 2024 Plan.
(2) The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.

Additionally, during the quarter ended September 30, 2024, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Corporation’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 6, 2024	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 6, 2024	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)