Form 10-K
period 2024-12-31
CNB FINANCIAL CORP/PA
filed 2025-03-06
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer,"; "smaller reporting company,"; and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☒
Relates to an immaterial revision having no impact on our consolidated balance sheets, consolidated statements of income and comprehensive income, consolidated statements of changes in shareholders' equity or consolidated statements of cash flows as of and for the years ended December 31, 2024, 2023, and 2022. Refer to Note 1 of our Consolidated Financial Statements for further information on the revision.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $405,810,805
The number of shares outstanding of the registrant’s common stock as of March 5, 2025: 20,980,333 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Registration Statement on Form S-4, as amended, which is deemed to be a definitive proxy statement under Section 14a-6 of the Securities Exchange Act of 1934, filed with the SEC on March 3, 2025 are incorporated by reference into Part III of this report.

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

In addition to the Bank, the Corporation has four other subsidiaries. CNB Securities Corporation is incorporated in Delaware and currently maintains investments in debt and equity securities. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. CNB Risk Management, Inc. is a Delaware-based captive insurance company which insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. Holiday Financial Services Corporation ("Holiday"), incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics and currently has nine offices within the Corporation’s market area.

CNB Bank

The Bank was originally chartered as a national bank in 1934 and is now a Pennsylvania-chartered bank. The CNB Bank franchise operates twenty full-service branch locations in Central and North Central Pennsylvania.

ERIEBANK, a division of the Bank, began operations in 2005. In July 2016, the Corporation acquired Lake National Bank, which operated two full-service branches in Mentor, Ohio, approximately 20 miles east of Cleveland, Ohio. The Bank continues to operate one of these branch locations within its ERIEBANK franchise, with the other location ceasing operations in August 2020. In December 2021, the Corporation opened a full-service branch in Cleveland, Ohio. The Bank currently operates thirteen full-service branch locations within its ERIEBANK franchise, a division of the Bank, with its headquarters in Erie, Pennsylvania.

In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank. The Bank currently operates seven full-service branch locations as FCBank, a division of the Bank, with its headquarters in Worthington, Ohio.

In 2016, the Bank received regulatory approval to conduct business in the State of New York as BankOnBuffalo, a division of the Bank. In July 2020, the Corporation acquired Bank of Akron, with its branch locations operating with BankOnBuffalo. The Bank currently operates twelve branch locations, one mobile branch and one drive-up office as BankOnBuffalo, a division of the Bank, with its headquarters in Buffalo, New York.

In 2021, the Bank received regulatory approval to conduct business in the Commonwealth of Virginia as Ridge View Bank, a division of the Bank. The Bank currently operates three full-serve branch locations and one loan production office in Southwest Virginia.

In 2023, the Bank launched Impressia Bank, a full-service banking division dedicated to the professional and financial development and advancement of women business owners and women leaders. This women-focused commercial bank operates within the existing geographic footprint of each of CNB Bank’s other divisions and also has an online presence.

The Bank had one loan production office, one drive-up office, one mobile office, and 55 full-service branch offices located in various communities in its market area at December 31, 2024. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, and Roanoke. Impressia Bank, a division of the Bank, operates in the Bank’s primary market areas.

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

Merger with ESSA Bancorp, Inc.

On January 9, 2025, the Corporation and CNB Bank entered into a definitive merger agreement (the “Merger Agreement”) with ESSA Bancorp, Inc. (“ESSA”) and its subsidiary bank, ESSA Bank & Trust Company (“ESSA Bank”), pursuant to which the Corporation will acquire ESSA in an all-stock transaction. Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of each party, ESSA will merge with and into the Corporation, with the Corporation as the surviving entity, and immediately thereafter, ESSA Bank will merge with and into the Bank, with the Bank as the surviving bank (the “Merger”). Under the terms of the Merger Agreement, each outstanding share of ESSA common stock will be converted into the right to receive 0.8547 shares of the Corporation’s common stock. The transaction is currently expected to close in the third quarter of 2025, subject to customary closing conditions, including the receipt of regulatory approvals and approvals by the shareholders of ESSA and the Corporation.

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

Supervision and Regulation

The Corporation is a bank holding company that has elected financial holding company status, and the Bank is a Pennsylvania state-chartered bank that is not a member of the Federal Reserve System. Accordingly, the Corporation is subject to the oversight of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Pennsylvania Department of Banking and is regulated under the BHC Act, and the Bank is subject to the oversight of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"), as its primary federal regulator. The Corporation and the Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer financial protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Consumer Financial Protection Bureau ("CFPB") is authorized to write additional rules on consumer financial products and services which could affect the operations of the Bank and Holiday. In addition to the impact of regulation, commercial banks are significantly affected by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

Bank Holding Company Regulation

As a bank holding company that controls a Pennsylvania state-chartered bank, the Corporation is subject to regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. We are required to file with the Federal Reserve Board an annual report and such additional information and submissions as the Federal Reserve Board may require pursuant to the BHC Act and applicable regulations. For instance, the BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of any class of voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking.

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

Capital Adequacy

The Capital Rules adopted in 2013 by the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency ("OCC") generally implement the Basel Committee on Banking Supervision’s capital framework, referred to as Basel III, for strengthening international capital standards. The Capital Rules revised the definitions and components of regulatory capital, increased risk-based capital requirements, and made selected changes to the calculation of risk-weighted assets. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of assets.

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

Pursuant to the Capital Rules, the minimum capital ratios are as follows:

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

In September 2019, the OCC, the Federal Reserve Board and the FDIC adopted a final rule that is intended to further simplify the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) greater than 9%, we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for Prompt Corrective Action ("PCA") purposes. To date, we have not opted in to this community bank leverage ratio framework.
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

Prompt Corrective Action and Safety and Soundness

Under applicable PCA statutes and regulations, depository institutions are placed into one of five capital categories, ranging from "well capitalized" to "critically undercapitalized." The PCA statute and regulations provide for progressively more stringent supervisory measures as an insured depository institution’s capital category declines. An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. An undercapitalized depository institution must submit an acceptable restoration plan to the appropriate federal banking agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations.

At December 31, 2024, the Bank qualified as "well capitalized" under applicable regulatory capital standards.

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

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 ("CRA"), the FDIC is required to assess the record of all financial institutions it supervises to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. The Bank received a CRA rating of "Satisfactory" at its most recent CRA exam. The FDIC, along with other federal bank regulators, published in October 2023 substantially updated regulations regarding CRA, as well as some amendments to this final rule in March 2024, which became effective on April 1, 2024, with various phase-in periods.

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

In November 2023, the FDIC announced a special assessment on all insured depository institutions with more than $5 billion in total assets, including the Bank, in order to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The special assessment is being collected over an eight-quarter collection period (and potentially longer), beginning with the first quarterly assessment period of 2024. The assessment base for the special assessment is equal to an insured depository institution’s ("IDI’s") estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, applicable either to the IDI, if an IDI is not a subsidiary of a holding company, or at the banking organization level, to the extent that an IDI is part of a holding company with one or more subsidiary IDIs.

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

Incentive Compensation

The Dodd-Frank Act requires the federal banking agencies and the Securities and Exchange Commission (the "SEC") to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Corporation and the Bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC proposed such regulations in 2016, and issued re-proposed regulations in substantially the same form in May 2024, which have not been finalized. If the regulations are adopted in the form proposed or a similar form, they will restrict the manner in which executive compensation is structured.

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

Human Capital

As of December 31, 2024, the Corporation had a total of 790 employees, of which 769 were full time and 21 were part time.

The Corporation respects and values the responsibilities of the Corporation to act with integrity in a number of community-focused areas, including being reasonably environmentally considerate, and avoiding discrimination of any investors, customers, or employees by promoting a company culture that reflects of the communities the Corporation serves. The Corporation emphasizes relevant governance principles and compliance considerations in strategic planning, human capital management and leadership development (which includes recruiting and retaining employees), and vendor management, as relationships with third parties represent critical connections to and extensions of the values, operating principles, and the commitment to legal and regulatory compliance of the Corporation and the Board of Directors.

Strategic Planning and Related Training

The Corporation has established a formal Strategic Plan, the framework of which has, as its foundation, the core values and principles that have been fundamental to the Corporation’s long-term success. These attributes include respect, integrity, accountability, leadership, professionalism, collaboration, client-focused, innovation, inclusion, and volunteerism. In establishing these core values and principles as the foundation upon which all other strategic objectives are anchored, the Corporation seeks to further develop and sustain a corporate culture with sensitivity to the entirety of the Corporation’s business and demographic footprint and environment in which it operates. The differences among the Corporation's Board of Directors and employees, and its customers and community members, are respected and embraced to drive innovative products, services, and solutions that effectively meet the variety of needs among the Corporation’s broad group of stakeholders.

Human Capital Management and Leadership Development

The Corporation firmly believes in the importance of succession planning and, as such, has in place a formal succession planning process for all named executive officers, members of the executive management team, and regional presidents. The succession plan was successfully utilized in 2024 after the resignation of a named executive officer, resulting in a seamless transition to a senior executive within the Corporation. A critical factor of the Corporation’s succession plan is the training and development of its management team to create a strong internal pipeline of talent to produce the future leaders of the Corporation. The Corporation’s succession planning process is further strengthened by its presence in diversified markets that lead to opportunities to attract and retain talent with broad-based skills and experiences.

The Corporation is dedicated to recognizing the unique contribution of each employee and is committed to supporting a workplace that understands, accepts and values the similarities and differences between individuals. The Corporation’s key human capital management objectives are to recruit, hire, develop and promote a deeply and broadly experienced employee team that collectively translates into an exceptional workforce committed to fostering, promoting, preserving, and reflecting the entire spectrum of the Corporation’s communities and culture, while successfully executing the Corporation’s business strategies and exemplifying its corporate values. To support these objectives, the Corporation’s Employee Experience processes and programs are designed and operated to:

•Attract and develop talented employees, specifically skilled for their position, from across the spectrum of professional experience, life experience, socio-economic background, and geographic representation;
•Prepare all members of the Corporation's team for critical roles and leadership positions both now and the future, in serving as employees and valuable community members;
•Reward and support employees fairly and without discrimination based on successful performance and through competitive pay and benefit programs;
•Enhance the Corporation’s culture through efforts to better understand, foster, promote, and preserve a culture in alignment with the Corporation's core values; and
•Evolve and invest in technology, tools, and resources to better support employees of varying skills and backgrounds at work.

To monitor changes in the Corporation’s employee and management groups relative to both composition and growth, the Corporation uses, among other tools, recurring management and employee surveys, profile analyses, and summaries of year-over-year changes to the pools of employees and management within its various banking divisions and the Corporation as a whole, and utilizes the results to track progress and improve the effectiveness of the Corporation’s leadership development and workforce profile and personnel management practices.

The Corporation offers a robust range of training programs tailored to meet the needs of employees across all levels and departments. Through the CNB Academy, the Corporation’s learning management system, the Corporation delivers targeted learning solutions that empower employees to excel in their roles while advancing their professional growth. The Corporation’s training programs are designed to support a culture of continuous learning and career progression. From foundational skills in client interactions to advanced leadership development, employees are equipped with the tools and knowledge to succeed in their current roles and prepare for future opportunities. Career-focused programs like the Mentoring Program, Career Path Planning, and Rising Professionals enable employees to map and achieve their long-term aspirations. By aligning training programs with strategic planning, the Corporation ensures employees are empowered to deliver exceptional service and contribute to organizational success. Through the Corporation’s integrated approach, it builds a resilient, innovative workforce that is prepared to adapt to industry challenges and opportunities while upholding the core values that define its institution.

A critical measure is the opportunity for individuals from all professional and demographic backgrounds to advance into senior leadership positions. These leaders have a greater ability to drive innovation and change and provide the Corporation with financial services expertise to ensure the Corporation benefits from the active engagement and perspectives of all groups within its workforce and communities.

Community Involvement and Social Impacts

The Corporation serves as a cornerstone institution of both financial support and community service in the markets in which it serves. The Corporation is committed to strengthening these communities through the active volunteering of its employees. The Corporation’s employees actively participate in their local communities through volunteer activities in education, economic development, human and health services, and community reinvestment. During 2024, the Corporation’s employees collectively contributed 34,741 hours in voluntary support to 1,397 organizations, with 88% of employees actively participating. Additionally, there were approximately $1.5 million in donations to community organizations and events within the communities the Corporation serves. To encourage employees to give back to their communities, the Corporation introduced the Volunteer Time Off Program, which provides employees with up to 16 hours of paid time off annually to volunteer for nonprofit organizations and local causes who may need volunteer assistance during typical weekday business hours. In 2024, the program was met with tremendous enthusiasm, with employees dedicating a collective total of 3,585 hours to volunteer service across the communities the Corporation serves. Importantly, employees contributed nearly nine times of additional volunteering hours of their own time beyond those hours covered by the Volunteer Time Off Program. From participating in local food drives to mentoring youth and supporting nonprofit initiatives, the program has helped strengthen the Corporation’s ties to its communities while fostering a culture of service among its team members. This initiative reflects the Corporation’s core values of giving back and making a meaningful difference in the lives of others.

The Corporation also promotes economic development through investments in community-strengthening initiatives, such as affordable housing and revitalization efforts. In 2024, the Corporation invested in two new projects that demonstrate its commitment in this area. Located in a distressed section of downtown Rochester, New York, the Corporation supported a project to rehabilitate four historic commercial buildings into a mixed-use community with four commercial spaces and eleven residential apartments through a combination of debt financing of $9.6 million and an equity investment of $4.1 million in historic tax credits generated by the project. The commercial space will be available at affordable rents to generate economic and small business opportunities particularly marketed towards local and minority/women-owned business enterprises. Additionally, in Parma, Ohio, the Corporation provided debt financing of $5.5 million and made an equity investment of $4.2 million in low-income housing tax credits to support a project to rehabilitate low-income senior housing facility, with 63 units. The project includes extensive improvements to make the facility more energy efficient and to increase the number of units that are handicap accessible.

The Corporation remains deeply committed to promoting financial education within its communities. Through a variety of initiatives, the Corporation aims to empower individuals with the knowledge and tools they need to achieve financial wellness. In 2024, the Corporation launched the Financial Wellness Center, offering a series of free, publicly available online trainings that cover a wide range of finance topics, from budgeting basics to retirement planning. In 2024, CNB Bank partnered with twelve local schools to host seven financial reality fairs for high school students, providing hands-on experiences to help them understand budgeting, saving, and preparing for unexpected expenses. To further support financial literacy, lunch-and-learn sessions are offered regularly on topics such as saving for college, building a healthy financial mindset, and retirement planning. Five lunch and learns were hosted by the Corporation in 2024, with more planned for 2025. These initiatives reflect the Corporation’s dedication to fostering a financially informed and resilient community.

The Corporation continued to focus on increasing its outreach to those who have been traditionally underserved by the financial institution industry. Examples of some the Corporation’s key recent initiatives are outlined below.

In 2025, the Corporation's new financial education center and community banking office is scheduled to open in downtown Erie, PA. Located on Parade Street, this location aims to provide financial education and accessible banking to underserved communities, promoting economic empowerment, and narrowing the wealth gap. This location will be the first bank to open on Parade Street in over a decade.

Launched in May 2023, Impressia Bank is CNB Bank’s sixth division and is dedicated to empowering women business owners and leaders. Headquartered in Buffalo, NY, with additional team members located in Ohio and Pennsylvania, Impressia Bank provides specialized services such as SBA and grant advisory services, wealth management, and private banking. Impressia’s mission is to close the gender funding gap and advance economic empowerment for women by offering innovative financial solutions, mentorship, and leadership development opportunities.

BankOnBuffalo’s BankOnWheels initiative enhances financial inclusion by delivering banking services to underserved communities. By addressing disparities in access to financial resources, BankOnWheels empowers individuals and communities to fully participate in the economy. The first of its kind operated by any financial institution in Western New York, BankOnWheels is a full-service, yet fully mobile bank branch, which will enable the bank to deliver essential banking services to communities with little or no access to such services today. The BankOnWheels rotates between four locations in the cities of Buffalo and Niagara Falls, which are located in communities underserved by banks.

In May 2023, CNB Bank launched the At Ease Program, tailored to meet the unique financial needs of veterans, active-duty service members, and their families. This program offers specialized benefits, including waived fees, free financial tools, and mobile banking services, reflecting the Corporation's commitment to honoring and supporting the military community.

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

The Corporation’s financial condition and results of operations are impacted by global markets and economic conditions over which the Corporation has no control. Periods of high inflation since the start of 2021 have led to increased costs for businesses and consumers. In addition, international trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, could result in further inflationary pressures that impact costs. An economic downturn or recession, including deterioration in the economic conditions in the U.S., or a slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition or results of operations. Poor economic conditions have in the past adversely affected, and may in the future affect, the demand for the Corporation’s products, the creditworthiness of the Corporation’s borrowers and the value of the Corporation’s investment securities and other interest-earning assets. In particular, the Corporation may face the following risks in connection with the economic or market environment:

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

The Corporation's management and Board of Directors, through the Asset/Liability Committee (the "ALCO"), monitor liquidity and the ALCO establishes and monitors acceptable liquidity ranges. The Bank actively manages its liquidity position through target ratios. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

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

Interest rates remain elevated compared to recent years and may increase. As interest rates rise, we experience competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. Furthermore, elevated interest rates increase our cost of new debt or preferred capital.

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

The future declaration of dividends by the Corporation’s Board of Directors will depend on a number of factors, including capital requirements, regulatory limitations, the Corporation’s operating results and financial condition and general economic conditions. As a bank holding company, the Corporation’s principal assets and sources of income are derived from the Bank and, as a result, the Corporation’s ability to pay dividends depends primarily on the receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on retained earnings, imposed by bank regulatory agencies. The ability of the Bank to pay dividends is also subject to financial condition, regulatory capital requirements, capital expenditures, and other cash flow requirements. The Corporation cannot assure you that the Bank will be able to pay dividends to the Corporation in the future. If the Corporation were unable to receive dividends from the Bank, it would materially and adversely affect the Corporation’s liquidity and its ability to service its debt, pay its other obligations, or pay cash dividends on its common stock. The Corporation may decide to limit the payment of dividends to its stockholders even when the Corporation has the legal ability to pay them in order to retain earnings for use in the Corporation’s business.

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

The financial services industry is undergoing rapid technological change, and technological advances, including those related to artificial intelligence, are likely to intensify competition. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Accordingly, the Corporation’s future success will depend in part on its ability to address customer needs by using technology. The Corporation cannot assure you that it will be able to successfully take advantage of technological changes or advances or develop and market new technology driven products and services to its customers. Failure to keep pace with technological change affecting the financial services industry could have a material adverse effect on the Corporation's financial condition, results of operations, or liquidity.

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

Additionally, our information technology and telecommunications systems interface with and depend on third-party systems, and we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

A failure in or breach of the Corporation’s or any of its subsidiaries’ information technology network and systems, or those of third party vendors and other service providers, including as a result of cyber attacks, could disrupt the Corporation’s or any of its subsidiaries’ businesses, result in the unauthorized disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, and/or cause losses.

The Corporation, primarily through the Bank, depends on its information technology networks and systems to continuously process, record and monitor a large number of customer transactions and to process, transmit and store proprietary and confidential information, including personal information of employees and customers. Accordingly, the Corporation’s and its subsidiaries’ information technology networks and systems must continue to be safeguarded and monitored for potential failures, vulnerabilities, disruptions and breakdowns. We face cybersecurity threats, including system, network or internet failures, cyber attacks, ransomware and other malware, social engineering, phishing schemes and workforce member error, negligence, or fraud. Although the Corporation has business continuity plans and other safeguards in place, any such cybersecurity incident, including those impacting personal information, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Corporation’s results of operations or financial condition. Further, new technologies such as artificial intelligence may be more capable at evading these safeguard measures.

In addition, significant disruptions of our third party vendors’ and/or service providers’ security systems or infrastructure, or other similar data security incidents, could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, regulated personal or confidential information, which could harm our business. While we may be entitled to damages if our third-party service providers fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

As of December 31, 2024, the Corporation has not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Corporation. However, there can be no assurance that the Corporation or its subsidiaries will remain unaffected in the future. Given the evolving nature of security threats and evolving safeguards, there can be no assurance that any preventive, protective, or remedial data security measures that we or our third-party service providers implement are or will be adequate to detect or prevent all cybersecurity incidents. The Corporation continues to enhance its data security systems, technology platforms, employee education and risk management processes, in an effort to underpin its business strategy as well as in response to the evolving threat landscape and any incidents we experience. In connection with these efforts, we have incurred costs and expect to incur additional costs as we continue to enhance our data security infrastructure and take further steps to prevent unauthorized access to our systems and the data we maintain. In addition, any actual or perceived failure by the Corporation or our vendors or business partners to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties may result in claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects.

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

A pandemic could negatively impact the global economy, disrupt financial markets and international trade, and result in varying unemployment levels, all of which could negatively impact our business, results of operations, cash flows, and financial condition. In response to pandemic outbreaks, governments and other authorities around the world, including federal, state and local authorities in the United States, have imposed, and may in the future impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures and quarantine orders.

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

Our use of artificial intelligence could expose us to various risks.

We have begun to utilize artificial intelligence technologies in various aspects of our business, including internal training material creation. Artificial intelligence technologies are susceptible to errors and other malfunctions which could lead to operational challenges and reputational risks. In addition, we may be subject to increasing regulations related to our use of artificial intelligence, including regulations related to privacy, data security, and intellectual property rights, which could expose us to legal risks.

Risks Related to Legal and Compliance Matters

The Corporation is subject to extensive government regulation and supervision, which may affect its ability to conduct its business and may negatively impact its financial results.

The Corporation, primarily through the Bank and its non-bank subsidiary, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Furthermore, political and policy goals of elected officials may change over time, which could impact the rulemaking, supervision, examination and enforcement priorities of federal banking agencies. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject it to additional costs, limit the types of financial services and products the Corporation may offer, and/or limit the pricing it may charge on certain banking services, among other things.

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

Risks Related to the Merger with ESSA

The market price of the Corporation’s common stock may decline as a result of the Merger and the market price of the Corporation’s common stock after the consummation of the Merger may be affected by factors different from those affecting the price of the Corporation’s common stock before the Merger.

The market price of the Corporation’s common stock may decline as a result of the Merger if the Corporation does not achieve the perceived benefits of the Merger or the effect of the Merger on the Corporation’s financial results is not consistent with the expectations of financial or industry analysts.

In addition, the consummation of the Merger will result in the combination of two companies that currently operate as independent companies. The business of the Corporation and the business of ESSA differ. As a result, while the Corporation expects to benefit from certain synergies following the Merger, the Corporation may also encounter new risks and liabilities associated with these differences. Following the Merger, shareholders of the Corporation and ESSA will own interests in a combined company operating an expanded business and may not wish to continue to invest in the Corporation, or for other reasons may wish to dispose of some or all of their shares of the Corporation’s common stock. If, following the effective time of the Merger, large amounts of the Corporation’s common stock are sold, the price of the Corporation’s common stock could decline.

Further, the results of operations of the Corporation and the market price of the Corporation’s common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of each of the Corporation and ESSA and the market price of the Corporation’s common stock. Accordingly, the Corporation’s historical market prices and financial results may not be indicative of these matters for the Corporation after the Merger.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Corporation and ESSA can mutually agree to terminate the Merger Agreement at any time before the Merger has been completed, and either company can terminate the Merger Agreement if:

•any regulatory approval required for consummation of the Merger and the other transactions contemplated by the Merger Agreement has been denied by final, nonappealable action of any regulatory authority, or an application for regulatory approval has been permanently withdrawn at the request of a governmental authority;
•the required approval of the issuance of common stock of the Corporation in connection with the Merger by the Corporation’s shareholders or the required approval of the Merger Agreement by the ESSA shareholders are not obtained;
•the other party materially breaches any of its representations, warranties, covenants or other agreements set forth in the Merger Agreement (provided that the terminating party is not then in material breach of any representation, warranty, covenant or other agreement contained in the Merger Agreement), which breach is not cured within 30 days of written notice of the breach, or by its nature cannot be cured prior to the closing of the Merger, and such breach would entitle the non-breaching party not to consummate the Merger; or
•the Merger is not consummated by January 9, 2026, unless the failure to consummate the Merger by such date is due to a material breach of the Merger Agreement by the terminating party.

In addition, the Corporation may terminate the Merger Agreement if:

•ESSA breaches the non-solicitation provisions in the Merger Agreement; or
•the ESSA Board of Directors:
◦fails to recommend approval of the Merger Agreement, or withdraws, modifies or changes such recommendation in a manner adverse to the Corporation’s interests; or
◦recommends, proposes or publicly announces its intention to recommend or propose to engage in an acquisition transaction with any person other than the Corporation or any of its subsidiaries; or
•ESSA fails to call, give notice of, convene and hold its special meeting.

ESSA may terminate the Merger Agreement, subject to its compliance with the Merger Agreement, if ESSA has received an acquisition proposal, and the ESSA Board of Directors has made a determination that such proposal is a superior proposal and has determined to accept such proposal.

Failure to complete the Merger could negatively impact the stock price of the Corporation and its future business and financial results.

Completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including approval by ESSA shareholders of the Merger. The Corporation cannot guarantee when or if these conditions will be satisfied or that the Merger will be successfully completed. The consummation of the Merger may be delayed, the Merger may be consummated on terms different than those contemplated by the Merger Agreement, or the Merger may not be consummated at all. If the Merger is not completed, the ongoing business of the Corporation may be adversely affected, and the Corporation will be subject to several risks, including the following:

•the Corporation could incur substantial costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•the Corporation’s management and employees’ attention may be diverted from their day-to-day business and operational matters as a result of efforts relating to the attempt to consummate the Merger.

In addition, if the Merger is not completed, the Corporation may experience negative reactions from the financial markets and from its customers and employees. The Corporation also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against the Corporation to perform its obligations under the Merger Agreement. If the Merger is not completed, the Corporation cannot assure its stockholders that the risks described above will not materialize and will not materially affect the Corporation’s business and financial results or the stock price of the Corporation.

The integration of the Corporation and ESSA will present significant challenges and expenses that may result in the combined business not operating as effectively as expected, or in the failure to achieve some or all of the anticipated benefits of the transaction.

The benefits and synergies expected to result from the proposed Merger will depend in part on whether the operations of ESSA can be integrated in a timely and efficient manner with those of the Corporation. The Corporation will face challenges and costs in consolidating its functions with those of ESSA, and integrating the organizations, procedures and operations of the two businesses. The integration of the Corporation and ESSA will be complex and time-consuming, and the management of both companies will have to dedicate substantial time and resources to it. These efforts could divert management’s focus and resources from serving existing customers or other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate the operations of the Corporation and ESSA could result in the failure to achieve some of the anticipated benefits from the transaction, including cost savings and other operating efficiencies, and the Corporation may not be able to capitalize on the existing relationships of ESSA to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. This could have an adverse effect on the business, results of operations, financial condition or prospects of the Corporation and/or the Bank after the transaction.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy

The Corporation maintains robust processes for assessing, identifying, and managing material risks from cybersecurity threats. The Corporation’s cybersecurity program is based on the Federal Financial Institutions Examination Council (“FFIEC”) framework which tailors the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to be more financial services focused. The risk of cybersecurity threats is integrated into the Corporation’s Enterprise Risk Management (“ERM”) program, led by the Corporation’s Chief Risk Officer. The ERM program includes an annual risk prioritization process to identify key enterprise risks. Each key risk is assigned a risk owner to establish action plans and implement risk mitigation strategies. The Corporation’s cybersecurity threat risk action plan is managed at the enterprise level by the Chief Information Technology & Security Officer (the “CITSO”), the VP of Information Technology, and the VP of Information Security. Risk owners regularly monitor cybersecurity risks and the evolving threat landscape and review and update the cybersecurity threat risk action plan in response to newly identified threats or risk mitigation actions. To oversee and identify cybersecurity threat risks on a day-to-day basis, including from third party service providers, the Corporation maintains a third-party security operations center with round-the-clock monitoring, and the CITSO receives regular reports on industry activity. Management also assesses the cybersecurity proficiency of potential third-party suppliers before utilizing their services. The assessment identifies cybersecurity-related risks and makes recommendations to enhance the security of all new computing services. Management reassesses all suppliers on a regular interval.

The Corporation maintains a Cybersecurity Incident Response Plan (the “CSIRP”), which establishes an organizational framework and guidelines intended to facilitate an effective response and handling of cybersecurity incidents that could jeopardize the availability, integrity, or confidentiality of the Corporation’s assets. Pursuant to the CSIRP and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the CITSO and the VP of Information Security primarily lead these efforts.

The Corporation works closely with its internal auditors to assess, identify, and manage cybersecurity risks. In addition, the Corporation engages with third party cybersecurity specialists to provide an independent assessment of the Corporation’s cybersecurity programs and to prepare a 3-year plan to maintain compliance and operational excellence. Management periodically reviews the 3-year plan and modifies it in response to changes in the threat landscape or otherwise as needed. Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Corporation, including its business strategy, results of operations or financial condition. However, there can be no assurance that the Corporation’s security efforts and measures will be effective or that attempted security incidents or disruptions would not be successful or damaging. In addition, although the Corporation maintains cybersecurity insurance to provide some coverage for certain risks arising out of data and network breaches, there can be no assurance that the Corporation’ cybersecurity insurance coverage will be sufficient in the event of a cyber attack. See “Item 1A. Risk Factors” above for more information.

Governance

The Board of Directors is responsible for overseeing the assessment and management of enterprise-level risks that may impact the Corporation. The Audit Committee has primary responsibility for overseeing risk management, including oversight of risks from cybersecurity threats. The boards of directors of the Corporation and the Bank have also established an IT Committee, consisting of at least three independent directors, along with non-voting members from management, including the President and CEO, the Chief Financial Officer, the CITSO, the SVP of Operations, the VP of Information Technology, and the VP of Information Security. The IT Committee assists the boards of directors of the Corporation and CNB Bank in fulfilling their respective governance responsibilities for CNB’s information technology and related data security infrastructure under relevant regulatory safety and soundness requirements. Management, including the CITSO, reports on cybersecurity matters regularly to the Board, primarily through the Audit Committee and IT Committee, including an annual report regarding specific risks and mitigation efforts within the Bank and a 3-year cybersecurity threat assessment conducted by third party experts. Management provides benchmarking information and updates on key operational and compliance metrics to the Board of Directors. In addition, cybersecurity training is provided to the full Board of Directors to educate directors on the current cyber threat environment and measures companies can take to mitigate risk and impact of cyber attacks. Several members of the Board of Directors, including the Chairperson of the Audit Committee, also have cybersecurity experience.

As described above, management is actively involved in assessing and managing the Bank’s material cybersecurity risks. The Corporation's incident response plan provides clear communication protocols, including with respect to members of senior management, which may include the CEO, the CFO, the Board of Directors, the Audit Committee and external legal counsel. In addition, the incident response plan considers communications and reporting to customers, regulators and law enforcement.

The CITSO, who reports directly to the CEO, is responsible for the oversight of the Corporation’s IT operation, including the cybersecurity program, and holds a Bachelor of Science degree in Information Technology and Security and a Master of Science in Information Security and Assurance. He also holds 20 industry recognized Technology and Security certifications. The VP of Information Security reports directly to the CITSO and has responsibility for leadership of the Bank’s cybersecurity program. He holds a bachelor’s degree in mathematics and computer science, as well as several industry recognized information security certifications. The VP of Information Technology reports directly to the CITSO and has responsibility for leadership of the Bank’s Information Technology program. He holds a bachelor’s degree in information technology and has worked in the technology field for 29 years with 17 of those years in a financial institution in various technology management, security, and audit roles.

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 55 full-service offices at December 31, 2024. Of these 55 offices, 29 are owned and 25 are leased from independent owners and one is leased from the Corporation. Holiday has six full-service offices, of which five are leased from independent owners and one is leased from the Corporation. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie, Niagara, and Ontario. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, Montgomery, and Roanoke. Impressia Bank, a division of the Bank, operates in the Bank’s primary market areas. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from one to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Global Select Market of NASDAQ under the symbol "CCNE." As of December 31, 2024, the number of shareholders of record of the Corporation’s common stock was 8,461.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2024	—	$—	—	500,000
November 1 – 30, 2024	—	—	—	500,000
December 1 – 31, 2024	—	—	—	500,000
Total	—	$—	—	500,000
(1) On June 12, 2024, the Corporation received acknowledgement from the Federal Reserve of the Corporation’s 2024 Common Share Repurchase Program (the "2024 Plan"). The Corporation’s Board of Directors previously approved the 2024 Plan, subject to the Federal Reserve Bank's response, authorizing the repurchase from time to time by the Corporation of up to 500,000 shares of the Corporation’s common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15,000,000. Pursuant to the 2024 Plan, repurchase of common stock, if any, are authorized to be made during the period beginning on June 12, 2024 (the date on which the Corporation received acknowledgement from the Federal Reserve Bank) through and including May 14, 2025, through open market purchases, privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, subject to compliance with any material agreement to which the Corporation is a party. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2024, there were 500,000 shares remaining for repurchase under the 2024 Plan.

Additionally, during the quarter ended December 31, 2024, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

Dividends Restrictions

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

Share Return Performance

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a peer group index of banking organizations for the five-year period commencing December 31, 2019 and ending December 31, 2024.

 CNB Financial Corporation

Total Return Performance
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
CNB Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
CNB Financial Corporation	100.00	67.42	86.27	79.58	78.30	88.96
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60

Source: S&P Global Market Intelligence
© 2025

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented to provide insight into management’s assessment of financial results and should be read in conjunction with the following parts of this Annual Report on Form 10-K: Part I, Item 1 "Business," Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," and Part II, Item 8 "Financial Statements and Supplementary Data." This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) adverse changes or conditions in capital and financial markets, including actual or potential stresses in the banking industry; (ii) changes in interest rates; (iii) the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs; (iv) effectiveness of our data security controls in the face of cyber attacks and any reputational risks following a cybersecurity incident; (v) changes in general business, industry or economic conditions or competition; (vi) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (vii) governmental approvals of the Corporation's pending merger with ESSA may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; (viii) the Corporation's shareholders and/or the shareholders of ESSA may fail to approve the merger or the issuance of the Corporation’s common stock in the merger, as applicable; (ix) higher than expected costs or other difficulties related to integration of combined or merged businesses; (x) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (xi) changes in the quality or composition of our loan and investment portfolios; (xii) adequacy of loan loss reserves; (xiii) increased competition; (xiv) loss of certain key officers; (xv) deposit attrition; (xvi) rapidly changing technology; (xvii) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xviii) changes in the cost of funds, demand for loan products or demand for financial services; and (xix) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

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

Overview

The Corporation is a financial holding company registered under the BHC Act. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow, and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie, Niagara, and Ontario. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, New River Valley, and Roanoke. Impressia Bank, a division of the Bank, operates in the Bank’s primary market areas. Although the Corporation’s strategies, through the Bank, are executed based on the divisions discussed above, the Bank is a single Pennsylvania-chartered bank whereby all divisions of the Bank conduct their business on a doing business as basis.

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

Merger with ESSA Bancorp, Inc.

On January 9, 2025, the Corporation and CNB Bank entered into the Merger Agreement with ESSA and ESSA Bank, pursuant to which the Corporation will acquire ESSA in an all-stock transaction. Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of each party, ESSA will merge with and into the Corporation, with the Corporation as the surviving entity, and immediately thereafter, ESSA Bank will merge with and into the Bank, with the Bank as the surviving bank. Under the terms of the Merger Agreement, each outstanding share of ESSA common stock will be converted into the right to receive 0.8547 shares of the Corporation’s common stock. The transaction is currently expected to close in the third quarter of 2025, subject to customary closing conditions, including the receipt of regulatory approvals and approvals by the shareholders of ESSA and the Corporation.

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
•Return on average tangible common equity.

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

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2024 Balance	2023 Balance	$ Change vs. prior year	% Change vs. prior year
Total assets	$6,192.0	$5,753.0	$439.1	7.6%
Total loans, net of allowance for credit losses	4,561.6	4,422.6	139.0	3.1
Total securities	785.1	740.2	44.9	6.1
Total deposits	5,371.4	4,998.8	372.6	7.5
Total shareholders’ equity	610.7	571.2	39.4	6.9

Cash and Cash Equivalents

Cash and cash equivalents totaled $443.0 million at December 31, 2024, including $375.0 million held at the Federal Reserve, compared to $222.0 million at December 31, 2023. These excess funds, when combined with collective contingent liquidity resources of $4.6 billion including (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total on-hand and contingent liquidity sources for the Corporation to be approximately 5.0 times the estimated amount of adjusted uninsured deposit balances. The increase in cash and cash equivalents from December 31, 2023 to December 31, 2024, was primarily due to an increase in deposits, partially offset by an increase in the loan portfolio and securities portfolio.

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

Securities

AFS debt securities and equity securities totaled $479.0 million and $351.3 million at December 31, 2024 and 2023, respectively. Investments classified as held-to-maturity ("HTM") securities totaled $306.1 million and $389.0 million at December 31, 2024 and 2023, respectively.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 2, "Securities," to the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of December 31, 2024. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	December 31, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$14,810	4.73%	$—	—%	$—	—%	$—	—%	$14,810	4.73%
State and Political Subdivisions	6,994	3.07	36,071	2.39	32,945	2.25	14,946	2.21	90,956	2.36
Residential and multi-family mortgage	4,957	3.08	5,868	2.87	17,199	1.81	290,886	3.48	318,910	3.37
Corporate notes and bonds	1,984	5.89	8,710	4.88	24,516	4.17	—	—	35,210	4.44
Pooled SBA	—	—	540	4.69	6,825	2.46	1,295	2.14	8,660	2.55
Total	$28,745	4.12%	$51,189	2.89%	$81,485	2.75%	$307,127	3.41%	$468,546	3.28%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of December 31, 2024.

	December 31, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$52,148	1.44%	$158,625	1.61%	$18,731	1.92%	$—	—%	$229,504	1.60%
Residential and multi-family mortgage	3,000	1.76	327	2.88	3,368	2.96	69,882	2.56	76,577	2.55
Total	$55,148	1.46%	$158,952	1.61%	$22,099	2.08%	$69,882	2.56%	$306,081	1.84%

The following table summarizes the weighted average modified duration of AFS debt securities as of December 31, 2024.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	0.34
State and Political Subdivisions	4.89
Residential and multi-family mortgage	3.85
Corporate notes and bonds	4.13
Pooled SBA	2.27
Total	3.93

The following table summarizes the weighted average modified duration of HTM debt securities as of December 31, 2024.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	2.18
Residential and multi-family mortgage	4.90
Total	2.86

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

At December 31, 2024, loans totaled $4.5 billion, excluding the balances of syndicated loans. This adjusted total of $4.5 billion in loans represented an increase of $169.4 million, or 3.88%, compared to the same adjusted total loans measured as of December 31, 2023. Loan growth for the year ended December 31, 2024, primarily resulted from growth in commercial and residential real estate loans in the Corporation's recent expansion markets of Cleveland, OH and Roanoke, VA. Additional growth occurred in the commercial and residential real estate loans in the Columbus, OH market, commercial industrial loans in the Erie, PA market and residential real estate loans in CNB Bank’s Private Banking division.

At December 31, 2024, the Corporation's balance sheet reflected a decrease in syndicated lending balances of $28.8 million compared to December 31, 2023, reflecting scheduled paydowns or early payoffs of certain syndicated credits during 2024. The syndicated loan portfolio totaled $79.9 million, or 1.73% of total loans at December 31, 2024, compared to $108.7 million, or 2.43% of total loans, at December 31, 2023.

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

Loan Portfolio Profile

As part of its lending policy and risk management activities, the Corporation tracks lending exposure by industry classification and type to determine potential risks associated with industry concentrations, and whether any risk issues could lead to additional credit loss exposure. In the current post-pandemic and inflationary economic environment, the Corporation has evaluated its exposure to the office, hospitality, and multifamily industries within its commercial real estate portfolio. Even given the Corporation’s historically sound underwriting protocols and high credit quality ratings for borrowers in these industries, the Corporation monitors numerous relevant sensitivity elements at both underwriting and through and beyond the funding period, including projects occupancy, loan-to-value, absorption and cap rates, debt service coverage and covenant compliance, and developer/lessor financial strength both in the project and globally. At December 31, 2024, the Corporation had the following key metrics related to its office, hospitality and multifamily portfolios:

•Commercial office loans
◦There were 112 outstanding loans, totaling $113.7 million, or 2.47% of total Corporation loans outstanding;
◦There were no nonaccrual commercial office loans at December 31, 2024;
◦There were no past due commercial office loans at December 31, 2024; and
◦The average outstanding balance per commercial office loan was $1.0 million.

•Commercial hospitality loans
◦There were 170 outstanding loans, totaling $321.6 million, or 6.98% of total Corporation loans outstanding;
◦There were no nonaccrual commercial hospitality loans at December 31, 2024;
◦There were no past due commercial hospitality loans at December 31, 2024; and
◦The average outstanding balance per commercial hospitality loan was $1.9 million.

•Commercial multifamily loans
◦There were 225 outstanding loans, totaling $367.6 million, or 7.98% of total Corporation loans outstanding;
◦There were two nonaccrual commercial multifamily loan that totaled $20.7 million, or 5.62% of total multifamily loans outstanding. As previously discussed, one customer relationship did have a specific reserve of $885 thousand, while the other customer relationship did not have a related specific loss reserve at December 31, 2024;
◦There were three past due commercial multifamily loans that totaled $21.1 million, or 5.75% of total commercial multifamily loans outstanding at December 31, 2024; and
◦The average outstanding balance per commercial multifamily loan was $1.6 million.

The following table summarize the geographic region (based upon metropolitan statistical areas) in which the commercial office, hospitality and multifamily loans were originated as of December 31, 2024:

December 31, 2024
Commercial Office
Geographic Region:
Buffalo, NY	32.61%
Cleveland, OH	30.29
Cincinnati, OH	9.74
Columbus, OH	6.40
All other geographical regions	20.96
Total Commercial Office	100.00%

Commercial Hospitality
Geographic Region:
Buffalo, NY	19.19%
Columbus, OH	18.42
Pittsburgh, PA	16.74
Cleveland, OH	7.61
All other geographical regions	38.04
Total Commercial Hospitality	100.00%

Commercial Multifamily
Geographic Region:
Cleveland, OH	44.45%
Buffalo, NY	22.48
Columbus, OH	16.05
All other geographical regions	17.02
Total Commercial Multifamily	100.00%

The Corporation had no commercial office, hospitality or multifamily loan relationships considered by the banking regulators to be a high volatility commercial real estate credit ("HVCRE") as of December 31, 2024.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at December 31, 2024. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	December 31, 2024
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$59	$1,872	$6,899	$—	$8,830
Owner-occupied, nonfarm nonresidential properties	23,460	26,489	11,466	2,105	63,520
Agricultural production and other loans to farmers	3	69	—	9	81
Commercial and Industrial	10,133	218,859	53,194	22,613	304,799
Obligations (other than securities and leases) of states and political subdivisions	2,926	15,550	78,092	7,565	104,133
Other loans	346	864	1,022	12,708	14,940
Other construction loans and all land development and other land loans (1)	56,614	17,610	8,473	764	83,461
Multifamily (5 or more) residential properties	27,916	26,892	2,598	4,212	61,618
Non-owner occupied, nonfarm nonresidential properties	52,388	111,219	59,225	773	223,605
1-4 Family Construction (1)	188	—	—	1,059	1,247
Home equity lines of credit	7	62	365	285	719
Residential Mortgages secured by first liens	4,463	30,361	211,817	131,691	378,332
Residential Mortgages secured by junior liens	268	7,354	67,519	15,193	90,334
Other revolving credit plans	5	14	17	—	36
Automobile	413	15,897	4,651	—	20,961
Other consumer	4,239	33,029	8,726	7,562	53,556
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$183,428	$506,141	$514,064	$206,539	$1,410,172

Loans Receivable with Variable or Floating Interest Rate
Farmland	$1,908	$4,389	$8,192	$7,780	$22,269
Owner-occupied, nonfarm nonresidential properties	20,777	91,263	283,218	56,430	451,688
Agricultural production and other loans to farmers	787	40	5,584	—	6,411
Commercial and Industrial	279,023	75,788	58,361	804	413,976
Obligations (other than securities and leases) of states and political subdivisions	1,398	3,284	11,371	20,244	36,297
Other loans	2,289	2,761	8,120	—	13,170
Other construction loans and all land development and other land loans (1)	96,331	64,262	27,913	10,945	199,451
Multifamily (5 or more) residential properties	54,122	46,284	244,901	4,221	349,528
Non-owner occupied, nonfarm nonresidential properties	139,635	217,999	401,778	50,524	809,936
1-4 Family Construction (1)	4,649	13,836	1,380	5,319	25,184
Home equity lines of credit	7,928	8,042	38,984	110,654	165,608
Residential Mortgages secured by first liens	18,145	24,115	134,001	458,153	634,414
Residential Mortgages secured by junior liens	1,587	638	12,895	1,008	16,128
Other revolving credit plans	8,322	2,500	28,849	1,388	41,059
Automobile	—	—	—	—	—
Other consumer	3	57	146	59	265
Credit cards	13,143	—	—	—	13,143
Overdrafts	257	—	—	—	257
Total	$650,304	$555,258	$1,265,693	$727,529	$3,198,784

[1]1-4 family construction loans and other construction loans and all land development and other land loans segments may include loans that have a permanent financing period as part of the original term of the loan. Upon completion of the construction period the loans are reclassified to their permanent financing loan segment.

Loan Concentration

At December 31, 2024, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loan Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Nonaccrual loans	$56,323	$29,639
Accrual loans greater than 90 days past due	653	55
Total nonperforming loans	56,976	29,694
Other real estate owned	2,509	2,111
Total nonperforming assets	$59,485	$31,805
Total loans	$4,608,956	$4,468,476
Nonaccrual loans as a percentage of loans	1.22%	0.66%
Total assets	$6,192,010	$5,752,957
Nonperforming assets as a percentage of total assets	0.96%	0.55%
Allowance for credit losses on loans	$47,357	$45,832
Allowance for credit losses / Total loans	1.03%	1.03%
Ratio of allowance for credit losses on loans to nonaccrual loans	84.08%	154.63%

Total nonperforming assets were approximately $59.5 million, or 0.96% of total assets, as of December 31, 2024, compared to $31.8 million, or 0.55% of total assets, as of December 31, 2023. The increase in nonperforming assets for the year ended December 31, 2024, was due to one commercial multifamily relationship totaling $20.4 million with a specific reserve balance of $885 thousand. Management does not believe there is a risk of significant additional loss exposure beyond the specific reserves related to this loan relationship and is actively working with the borrower and their real estate broker to facilitate the sale of the property. In addition, to the loan relationship discussed above, there were two other relationships: (i) a commercial and industrial and owner-occupied commercial real estate relationship as previously disclosed in the second quarter of 2024 and (ii) a commercial relationship (consisting of various loan types) in the third quarter of 2024 that contributed to the increase in nonperforming assets as of December 31, 2024, compared to December 31, 2023.

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

The table below provides an allocation of the allowance for credit losses on loans by loan portfolio segment at December 31, 2024 and 2023; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	December 31, 2024
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$167	0.67%	$31,099	0.54%
Owner-occupied, nonfarm nonresidential properties	5,696	11.18	515,208	1.11
Agricultural production and other loans to farmers	37	0.14	6,492	0.57
Commercial and Industrial	7,759	15.60	718,775	1.08
Obligations (other than securities and leases) of states and political subdivisions	1,369	3.05	140,430	0.97
Other loans	329	0.61	28,110	1.17
Other construction loans and all land development and other land loans	2,571	6.14	282,912	0.91
Multifamily (5 or more) residential properties	2,969	8.92	411,146	0.72
Non-owner occupied, nonfarm nonresidential properties	10,110	22.42	1,033,541	0.98
1-4 Family Construction	198	0.57	26,431	0.75
Home equity lines of credit	1,340	3.61	166,327	0.81
Residential Mortgages secured by first liens	8,958	21.97	1,012,746	0.88
Residential Mortgages secured by junior liens	1,343	2.31	106,462	1.26
Other revolving credit plans	960	0.89	41,095	2.34
Automobile	275	0.45	20,961	1.31
Other consumer	2,892	1.17	53,821	5.37
Credit cards	127	0.29	13,143	0.97
Overdrafts	257	0.01	257	100.00
Total loans	$47,357	100.00%	$4,608,956	1.03%

	December 31, 2023 (1)
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$138	0.76%	$33,485	0.41%
Owner-occupied, nonfarm nonresidential properties	4,131	11.46	511,910	0.81
Agricultural production and other loans to farmers	7	0.04	1,652	0.42
Commercial and Industrial	9,500	16.26	726,442	1.31
Obligations (other than securities and leases) of states and political subdivisions	2,627	3.41	152,201	1.73
Other loans	389	0.57	25,507	1.53
Other construction loans and all land development and other land loans	2,830	7.62	340,358	0.83
Multifamily (5 or more) residential properties	1,251	6.84	305,697	0.41
Non-owner occupied, nonfarm nonresidential properties	9,783	22.02	984,033	0.99
1-4 Family Construction	191	0.63	28,055	0.68
Home equity lines of credit	844	2.92	130,700	0.65
Residential Mortgages secured by first liens	8,274	22.50	1,005,335	0.82
Residential Mortgages secured by junior liens	1,487	2.04	91,240	1.63
Other revolving credit plans	977	0.96	42,877	2.28
Automobile	360	0.57	25,315	1.42
Other consumer	2,656	1.14	51,592	5.15
Credit cards	95	0.26	11,785	0.81
Overdrafts	292	0.01	292	100.00
Total loans	$45,832	100.00%	$4,468,476	1.03%
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the amount of allowance allocated and total loans receivable columns disclosure as of December 31, 2023, to reflect the revisions for the applicable portfolio segments.

The allowance for credit losses measured as a percentage of total loans was 1.03% as of December 31, 2024 and 2023.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the year ended December 31, 2024, the allowance for credit losses increased $1.5 million. This increase was primarily driven by growth in the Corporation's loan portfolio in new market areas as well as an increased unemployment rate forecast, partially offset by improvements in the Corporation's historical loss rates, annual updates to the Corporation's loss drivers and assumptions, as well as the impact of net charge-offs. Significant uncertainty persists regarding the domestic and global economy due to persistent inflation in certain segments of the U.S. economy, elevated interest rates, fluctuating levels of consumer confidence, and geopolitical conflicts. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 3, "Loans Receivable and Allowance for Credit Losses," to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2024 and 2023.

Additional information related to credit loss expense and net (charge-offs) recoveries at December 31, 2024, 2023, and 2022 is presented in the tables below.

	Year Ended December 31, 2024
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$29	$—	$32,278	—%
Owner-occupied, nonfarm nonresidential properties	2,958	(1,393)	526,379	(0.26)
Agricultural production and other loans to farmers	30	—	2,456	—
Commercial and Industrial	628	(2,369)	700,935	(0.34)
Obligations (other than securities and leases) of states and political subdivisions	(1,258)	—	151,788	—
Other loans	(60)	—	26,831	—
Other construction loans and all land development and other land loans	(248)	(11)	401,083	—
Multifamily (5 or more) residential properties	1,718	—	310,485	—
Non-owner occupied, nonfarm nonresidential properties	1,248	(921)	927,788	(0.10)
1-4 Family Construction	7	—	34,451	—
Home equity lines of credit	491	5	145,978	—
Residential Mortgages secured by first liens	763	(79)	1,003,331	(0.01)
Residential Mortgages secured by junior liens	(144)	—	97,421	—
Other revolving credit plans	109	(126)	40,971	(0.31)
Automobile	55	(140)	22,821	(0.61)
Other consumer	2,138	(1,902)	51,793	(3.67)
Credit cards	158	(126)	14,274	(0.88)
Overdrafts	415	(450)	241	(186.72)
Total	$9,037	$(7,512)	$4,491,304	(0.17)%
(1) Excludes provision for credit losses totaling $944 thousand related to unfunded commitments. Note 18, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Year Ended December 31, 2023 (1)
	Provision (Benefit) for Credit Losses on Loans Receivable (2)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(21)	$—	$34,397	—%
Owner-occupied, nonfarm nonresidential properties	1,223	3	502,925	—
Agricultural production and other loans to farmers	1	—	1,255	—
Commercial and Industrial	(312)	46	777,991	0.01
Obligations (other than securities and leases) of states and political subdivisions	764	—	154,225	—
Other loans	(67)	—	30,410	—
Other construction loans and all land development and other land loans	(423)	—	435,967	—
Multifamily (5 or more) residential properties	(1,043)	(59)	259,557	(0.02)
Non-owner occupied, nonfarm nonresidential properties	2,814	(684)	838,674	(0.08)
1-4 Family Construction	(136)	—	55,392	—
Home equity lines of credit	(324)	(5)	124,865	—
Residential Mortgages secured by first liens	(96)	(114)	966,225	(0.01)
Residential Mortgages secured by junior liens	452	—	84,803	—
Other revolving credit plans	344	(89)	41,417	(0.21)
Automobile	144	(55)	25,044	(0.22)
Other consumer	1,839	(1,848)	49,631	(3.72)
Credit cards	199	(171)	13,261	(1.29)
Overdrafts	479	(465)	302	(153.97)
Total	$5,837	$(3,441)	$4,396,341	(0.08)%
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the provision (benefit) for credit losses on loans receivable column disclosure as of December 31, 2023, to reflect the revisions for the applicable portfolio segments.
(2) Excludes provision for credit losses totaling $759 thousand related to unfunded commitments. Note 18, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Year Ended December 31, 2022
	Provision (Benefit) for Credit Loss Expense	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Farmland	$8	$—	$32,075	—%
Owner-occupied, nonfarm nonresidential properties	(428)	(6)	467,606	—
Agricultural production and other loans to farmers	(3)	—	1,254	—
Commercial and Industrial	965	(36)	762,585	—
Obligations (other than securities and leases) of states and political subdivisions	214	—	149,253	—
Other loans	307	—	16,861	—
Other construction loans and all land development and other land loans	1,055	—	334,450	—
Multifamily (5 or more) residential properties	64	—	227,715	—
Non-owner occupied, nonfarm nonresidential properties	1,171	1	697,930	—
1-4 Family Construction	169	—	41,849	—
Home equity lines of credit	(8)	12	115,682	0.01
Residential Mortgages secured by first liens	1,564	(23)	874,675	—
Residential Mortgages secured by junior liens	489	—	63,362	—
Other revolving credit plans	236	(42)	29,398	(0.14)
Automobile	34	(26)	20,677	(0.13)
Other consumer	1,653	(1,534)	50,196	(3.06)
Credit cards	36	(61)	11,872	(0.51)
Overdrafts	460	(423)	282	(150.00)
Total loans	$7,986	$(2,138)	$3,897,722	(0.05)%

During the year ended December 31, 2024, the Corporation recorded a provision for credit losses of $9.2 million compared to $6.0 million for the year ended December 31, 2023. Included in the provision for credit losses for the year ended December 31, 2024, was a $185 thousand expense related to the allowance for unfunded commitments compared to a $156 thousand expense for the year ended December 31, 2023. The $3.2 million increase in the provision expense for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily a result of the increase in loan portfolio growth and increase in the net loan charge-offs. Net charge-offs during the year ended December 31, 2024 were $7.5 million, or 0.17% of average total loans and loans held for sale, compared to $3.4 million, or 0.08% of average total loans and loans held for sale, during the year ended December 31, 2023.

Premises and Equipment

During the years ended December 31, 2024 and 2023, the Corporation invested $16.3 million and $10.8 million, respectively, in its physical infrastructure through the purchase of land, buildings, and equipment.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance ("BOLI"). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from BOLI assist the Corporation in offsetting its benefit costs. The Corporation made no purchases of BOLI during the years ended December 31, 2024 and December 31, 2023.

Funding Sources

Deposits

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	December 31, 2024	Percent of Deposits in Each Category to Total Deposits	December 31, 2023	Percent of Deposits in Each Category to Total Deposits	Percentage change 2024 vs. 2023
Noninterest-bearing demand deposits	$819,680	15.26%	$728,881	14.58%	12.5%
Interest-bearing demand deposits	706,796	13.16	803,093	16.07	(12.0)
Savings	3,122,028	58.12	2,960,282	59.22	5.5
Certificates of deposit	722,860	13.46	506,494	10.13	42.7
Total	$5,371,364	100.00%	$4,998,750	100.00%	7.5%

At December 31, 2024, total deposits were $5.4 billion, reflecting an increase of $372.6 million, or 7.45%, from December 31, 2023. The increase in deposits was due to continued growth in the Corporation's treasury management customer base and resulting increases in municipal and institutional/corporate deposits, including wealth and asset management deposit relationships resulting from CNB's participation in deposit insurance sharing programs.

The following table sets forth the average balances of and the average rates paid on deposits for the period indicated.

	Year Ended December 31,
	2024		2023		2022
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Noninterest-bearing demand deposits	$781,780	—%	$793,713	—%	$847,793	—%
Interest-bearing demand deposits	705,488	0.77	853,632	0.54	1,061,452	0.20
Savings	3,052,031	3.46	2,666,905	2.92	2,383,918	0.54
Certificates of deposit	570,911	3.92	517,017	2.97	351,272	1.40
Total	$5,110,210		$4,831,267		$4,644,435

At December 31, 2024, the average deposit balance per account for CNB Bank was approximately $34 thousand, which has remained consistently at this level for an extended period.

The following table presents additional information about our December 31, 2024 and 2023 deposits:

	December 31, 2024	December 31, 2023
Time deposits not covered by deposit insurance	$58,330	$44,665
Total deposits not covered by deposit insurance	1,516,839	1,438,944

At December 31, 2024, the total estimated uninsured deposits for CNB Bank were approximately $1.5 billion, or approximately 27.71% of total CNB Bank deposits. However, when excluding affiliate company deposits of $101.9 million and pledged-investment collateralized deposits of $429.0 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $986.0 million, or approximately 18.01% of total CNB Bank deposits as of December 31, 2024.

At December 31, 2023, the total estimated uninsured deposits for CNB Bank were approximately $1.4 billion, or approximately 28.21% of total CNB Bank deposits. However, when excluding affiliate company deposits of $101.3 million and pledged-investment collateralized deposits of $400.5 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $937.1 million, or approximately 18.37% of total CNB Bank deposits as of December 31, 2023.

Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2024 were as follows:

December 31, 2024
3 months or less	$11,067
Over 3 through 6 months	8,059
Over 6 through 12 months	33,582
Over 12 months	5,622
Total	$58,330

Borrowings

Periodically, the Corporation utilizes term borrowings from the FHLB and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 10, "Borrowings," to the consolidated financial statements. There were no short-term FHLB borrowings as of December 31, 2024 and December 31, 2023.

In June 2021, the Corporation sold $85.0 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "2031 Notes") to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The 2031 Notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. Additional details about our subordinated debentures and notes are included in Note 10, "Borrowings" in the accompanying notes to consolidated financial statements.

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

The Corporation’s expected material cash requirements for the year ended December 31, 2025 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses, and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as by maintaining access to wholesale funding sources.

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

The Corporation's liquidity position is continuously monitored and adjustments are made to balance sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation's asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or potential funding shortfalls resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation's contingency funding plan, which provides the basis for the identification of its liquidity needs.

At December 31, 2024, the Corporation’s cash and cash equivalents position was approximately $443.0 million, including liquidity of $375.0 million held at the Federal Reserve. These excess funds, when combined with (i) available borrowing capacity of $4.6 billion from the Federal Home Loan Bank of Pittsburgh ("FHLB") and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, resulted in the total on-hand and contingent liquidity sources for the Corporation being approximately 5.0 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of December 31, 2024:

Net Available
FHLB borrowing capacity (1)	$1,211,618
Federal Reserve borrowing capacity (2)	497,782
Brokered deposits (3)	2,035,038
Other third-party funding channels (3) (4)	859,723
Total net available liquidity and borrowing capacity	$4,604,161
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window, BIC program and Bank Term Funding Program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of December 31, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2024. The Corporation’s material contractual obligations as of December 31, 2024 consist of (i) long-term borrowings - Note 10, "Borrowings," (ii) operating leases - Note 7, "Leases," (iii) time deposits with stated maturity dates - Note 9, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 18, "Off-Balance Sheet Commitments and Contingencies."

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

As of December 31, 2024, the Corporation’s total shareholders’ equity was $610.7 million, representing an increase of $39.4 million, or 6.91%, from December 31, 2023. The changes resulted from an increase in the Corporation's retained earnings (net income, partially offset by the common and preferred stock dividends paid) and a decrease in accumulated other comprehensive loss primarily from the after-tax impact of temporary unrealized valuation changes in the Corporation’s AFS investment portfolio. The additions to shareholders equity from retained earnings were also partially offset by the Corporation's repurchase of some of its common stock.

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

As of December 31, 2024, all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation’s capital ratios and book value per common share at December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Total risk-based capital ratio	16.16%	15.99%
Tier 1 capital ratio	13.41%	13.20%
Common equity tier 1 ratio	11.76%	11.49%
Leverage ratio	10.43%	10.54%
Common shareholders' equity/total assets	8.93%	8.93%
Tangible common equity/tangible assets (1)	8.28%	8.22%
Book value per common share	$26.34	$24.57
Tangible book value per common share (1)	$24.24	$22.46
(1) Tangible common equity, tangible assets and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets and preferred equity from the calculation of shareholders’ equity. Tangible assets are calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table presents average balances of certain measures of our financial condition and net interest margin for the specified years.

	December 31, 2024			December 31, 2023			December 31, 2022
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

ASSETS:
Securities:
Taxable (1) (4)	$700,078	2.14%	$16,059	$720,818	1.89%	$14,766	$768,959	1.80%	$14,560
Tax-exempt (1) (2) (4)	25,919	2.60	731	30,153	2.59	844	35,965	2.87	1,080
Equity securities (1) (2)	7,058	5.71	403	10,005	5.09	509	8,248	2.13	176
Total securities (4)	733,055	2.19	17,193	760,976	1.96	16,119	813,172	1.85	15,816
Loans receivable:
Commercial (2) (3)	1,440,667	6.88	99,184	1,501,202	6.63	99,587	1,429,634	5.08	72,684
Mortgage (2) (3) (5)	2,920,537	6.15	179,645	2,765,484	5.77	159,606	2,355,662	4.78	112,583
Consumer (3)	130,100	11.95	15,547	129,655	11.47	14,868	112,426	10.48	11,778
Total loans receivable (3)	4,491,304	6.55	294,376	4,396,341	6.23	274,061	3,897,722	5.06	197,045
Other earning assets	274,828	5.41	14,856	74,800	6.03	4,513	243,653	1.16	2,112
Total earning assets	5,499,187	5.88	$326,425	5,232,117	5.57	$294,693	4,954,547	4.30	$214,973
Noninterest-bearing assets:
Cash and due from banks	56,295			54,824			51,670
Premises and equipment	116,341			107,635			89,940
Other assets	269,167			251,725			227,991
Allowance for credit losses	(46,032)			(44,930)			(39,935)
Total noninterest-bearing assets	395,771			369,254			329,666
TOTAL ASSETS	$5,894,958			$5,601,371			$5,284,213
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$705,488	0.77%	$5,451	$853,632	0.54%	$4,626	$1,061,452	0.20%	$2,131
Savings	3,052,031	3.46	105,675	2,666,905	2.92	77,782	2,383,918	0.54	12,772
Time	570,911	3.92	22,367	517,017	2.97	15,362	351,272	1.40	4,930
Total interest-bearing deposits	4,328,430	3.08	133,493	4,037,554	2.42	97,770	3,796,642	0.52	19,833
Short-term borrowings	—	—	—	35,224	5.07	1,787	8,793	4.20	369
Finance lease liabilities	247	4.45	11	339	4.42	15	426	4.69	20
Subordinated notes and debentures	105,039	4.28	4,497	104,735	4.10	4,295	104,432	3.69	3,857
Total interest-bearing liabilities	4,433,716	3.11	$138,001	4,177,852	2.49	$103,867	3,910,293	0.62	$24,079
Demand—noninterest-bearing	781,780			793,713			847,793
Other liabilities	86,912			79,473			70,379
Total liabilities	5,302,408			5,051,038			4,828,465
Shareholders’ equity	592,550			550,333			455,748
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,894,958			$5,601,371			$5,284,213
Interest income/Earning assets		5.88%	$326,425		5.57%	$294,693		4.30%	$214,973
Interest expense/Interest-bearing liabilities		3.11	138,001		2.49	103,867		0.62	24,079
Net interest spread		2.77%	$188,424		3.08%	$190,826		3.68%	$190,894
Interest income/Earning assets		5.88%	$326,425		5.57%	$294,693		4.30%	$214,973
Interest expense/Earning assets		2.49	138,001		1.96	103,867		0.48	24,079
Net interest margin (fully tax-equivalent)		3.39%	$188,424		3.61%	$190,826		3.82%	$190,894
(1) Includes unamortized discounts and premiums.

(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the years ended December 31, 2024, 2023, and 2022 were $955 thousand, $997 thousand, and $1.2 million, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS debt securities and amortized cost of HTM debt securities. Average yield has been computed using amortized cost average balance for AFS and HTM debt securities. The adjustment to the average balance for securities in the calculation of average yield for the years ended December 31, 2024, 2023, and 2022 were $(53.1) million, $(61.1) million, and $(40.3) million, respectively.
(5) Includes loans held for sale.

Volume Analysis of Changes in Net Interest Income

The following table presents the change in net interest income for the years specified.

	Analysis of Year-to-Year Changes in Net Interest Income
	2024 compared to 2023			2023 compared to 2022
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets
Securities:
Taxable	$(462)	$1,755	$1,293	$(443)	$649	$206
Tax-Exempt (2)	(116)	3	(113)	(152)	(84)	(236)
Equity Securities (2)	(150)	44	(106)	37	296	333
Total Securities	(728)	1,802	1,074	(558)	861	303
Loans:
Commercial (2)	(4,015)	3,612	(403)	3,634	23,269	26,903
Mortgage (2)	8,911	11,128	20,039	19,645	27,378	47,023
Consumer	53	626	679	1,806	1,284	3,090
Total Loans	4,949	15,366	20,315	25,085	51,931	77,016
Other Earning Assets	12,052	(1,709)	10,343	(1,242)	3,643	2,401
Total Earning Assets	$16,273	$15,459	$31,732	$23,285	$56,435	$79,720

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – Interest Bearing	$(802)	$1,627	$825	$(417)	$2,912	$2,495
Savings	11,367	16,526	27,893	1,516	63,494	65,010
Time	1,566	5,439	7,005	2,326	8,106	10,432
Total Interest Bearing Deposits	12,131	23,592	35,723	3,425	74,512	77,937
Short-Term Borrowings	(1,787)	—	(1,787)	1,112	306	1,418
Finance Lease Liabilities	(4)	—	(4)	—	—	—
Subordinated Debentures	12	190	202	(4)	(1)	(5)
Total Interest Bearing Liabilities	$10,352	$23,782	$34,134	$4,533	$74,817	$79,350

Change in Net Interest Income	$5,921	$(8,323)	$(2,402)	$18,752	$(18,382)	$370

(1) The change in interest due to both volume and rate have been allocated entirely to volume changes.
(2) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the year ended December 31, 2024 and 2023.

Results of Operations
Year Ended December 31, 2024 vs. Year Ended December 31, 2023

Overview of the Statements of Income and Comprehensive Income

Net income available to common shareholders ("earnings") was $50.3 million, or $2.39 per diluted share, for the year ended December 31, 2024, compared to earnings of $53.7 million, or $2.55 per diluted share, for the year ended December 31, 2023. The decrease in diluted earnings per share in the year ended December 31, 2024 was primarily due to the rise in deposit costs year over year. In addition, during the year ended December 31, 2024, the Corporation repurchased 23,988 shares of common stock at a weighted average price per share of $18.33, compared to repurchases of 326,459 shares of common stock at a weighted average price per share of $20.08 during the year ended December 31, 2023. PPNR, a non-GAAP measure, was $76.6 million for the year ended December 31, 2024, compared to $77.8 million for the year ended December 31, 2023. The decrease in PPNR for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily driven by the year-over-year increase in deposit costs combined with increases in certain personnel costs (primarily from new offices and personnel added in the recently added expansion markets of Cleveland, OH and Roanoke, VA) and the growth in technology expenses for recently completed full implementation of certain franchise-wide business development and customer management applications.

Return on average equity was 9.21% for the year ended December 31, 2024, compared to 10.54% for the year ended December 31, 2023. Return on average tangible common equity, a non-GAAP measure, was 10.25% for the year ended December 31, 2024, compared to 11.98% for the year ended December 31, 2023.

The Corporation's efficiency ratio was 66.20% for the year ended December 31, 2024, compared to 65.13% for the year ended December 31, 2023. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 65.47% for the year ended December 31, 2024, compared to 64.45% the year ended December 31, 2023. The increase was primarily the result of rising deposit costs coupled with higher salaries and benefits and technology expenses.

Interest Income and Expense

Net interest income was $187.5 million for the year ended December 31, 2024, compared to $189.8 million for the year ended December 31, 2023. The decrease of $2.4 million, or 1.24%, was primarily due to an increase in the Corporation's interest expense as a result of targeted interest-bearing deposit rate increases to ensure both deposit growth and retention, more than offsetting the interest income growth from both year-over-year loan growth and the impact of higher interest rates for much of the 2024 year resulting in greater income on loans, coupled with a higher average balance of earnings excess liquidity maintained as interest-bearing deposits with the Federal Reserve.

Net interest margin was 3.41% and 3.63% for the years ended December 31, 2024 and 2023, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.39% and 3.61% for the years ended December 31, 2024,and 2023, respectively.

The yield on earning assets for the year ended December 31, 2024 was 5.88%, an increase of 31 basis points from December 31, 2023. The increase was primarily a result of loan growth and the net benefit of higher interest rates on both variable-rate loans and new loan production. The yield on earning assets for the year ended December 31, 2023 included the previously mentioned $1.4 million, or three basis points, in one-time syndicated loan interest income.

Provision for Credit Losses

The Corporation recorded a provision for credit losses of $9.2 million in 2024 compared to $6.0 million in 2023. Included in the provision for credit losses for the year ended December 31, 2024, was a $185 thousand expense related to the allowance for unfunded commitments compared to $156 thousand for the year ended December 31, 2023. The $3.2 million increase in the provision expense for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily a result of the higher loan portfolio growth. Net loan charge-offs were $7.5 million during the year ended December 31, 2024, compared to $3.4 million during the year ended December 31, 2023. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses in 2024 were appropriate and the allowance for credit losses was adequate to absorb losses in the loan portfolio at December 31, 2024.

Non-Interest Income

Total non-interest income was $39.1 million for the year ended December 31, 2024, compared to $33.3 million for the year ended December 31, 2023. During the year ended December 31, 2024, notable changes compared to the year ended December 31, 2023 included an increase in higher pass-through income from SBICs coupled with an increase in net realized and unrealized gains on equity securities and an increase in wealth and asset management fees.

Non-Interest Expense

For the year ended December 31, 2024, total non-interest expense was $150.0 million, compared to $145.3 million for the year ended December 31, 2023. The increase of $4.7 million, or 3.21%, from the year ended December 31, 2023 was primarily a result of an increase in salaries and benefits and technology expenses. The increase in salaries and benefits was driven by an increase in personnel costs related to annual merit increases and growth in the Corporation's staff and new offices in its expansion markets (Cleveland, OH and Roanoke, VA), while the increase in technology was primarily due to usage and licensing increases in year-over-year investments in applications aimed at enhancing both customer online banking capabilities, customer call center communications and in-branch technology delivery channels.

Income Tax Expense

Income tax expense was $12.8 million in 2024, compared to $13.8 million in 2023. The effective tax rates were 18.98% and 19.22% for 2024 and 2023, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance.

Year Ended December 31, 2023 vs. Year Ended December 31, 2022

Overview of the Statements of Income and Comprehensive Income

Earnings were $53.7 million, or $2.55 per diluted share, for the year ended December 31, 2023, compared to $58.9 million, or $3.26 per diluted share, for the year ended December 31, 2022, reflecting decreases of $5.2 million, or 8.78%, and $0.71 per diluted share, or 21.78%. The 2022 full-year earnings per share was partially impacted by the effect of the Corporation's common stock offering completed in September 2022, resulting in the issuance of 4,257,446 shares of common stock at $23.50 per share and net proceeds of $94.1 million after deducting the underwriting discount and customary offering expenses. PPNR, a non-GAAP measure, was $77.8 million for the year ended December 31, 2023, compared to $86.8 million for the year ended December 31, 2022, reflecting an decrease of $9.0 million, or 10.35%. The increase in PPNR for the year ended December 31, 2023 was primarily driven by the increase in deposit costs combined with the growth in technology expenses due to investments in applications aimed at enhancing both customer relationship management and customer online experience, as well as expanding service delivery channels. In addition, the Corporation had a year-over-year decrease in non-interest income as a result of lower pass-through income from small business investment companies ("SBICs").

Return on average equity was 10.54% for the year ended December 31, 2023, compared to 13.86% for the year ended December 31, 2022. Return on average tangible common equity, a non-GAAP measure, was 11.98% and 16.64% for the same periods in 2023 and 2022, respectively.

The Corporation's efficiency ratio was 65.13% for the year ended December 31, 2023, compared to 61.32% for the year ended December 31, 2022, respectively. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 64.45% for the year ended December 31, 2023, compared to 60.87% for the year ended December 31, 2022, respectively. The increase for the year ended December 31, 2023 was primarily the result of rising deposit costs coupled with higher occupancy costs and technology expenses.

Interest Income and Expense

Net interest income of $189.8 million for the year ended December 31, 2023 increased $170 thousand, or 0.09%, from the year ended December 31, 2022, primarily as a result of loan growth throughout 2023 and the benefits of the impact of rising interest rates in 2023 resulting in greater income on variable-rate loans and new loan production, which was substantially offset by an increase in the Corporation's interest expense as a result of both (i) targeted interest-bearing deposit rate increases in ensure both deposit growth and retention, and (ii) a year-over-year increase in the average balance of short-term borrowings through the FHLB. In addition, as previously mentioned, net interest income for the year ended December 31, 2023 included $1.4 million in nonrecurring interest income related primarily to payoffs in the syndicated loan portfolio.

Net interest margin was 3.63% and 3.83% for the years ended December 31, 2023, and 2022, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.61% and 3.82% for the years ended December 31, 2023, and 2022, respectively.

The yield on earning assets of 5.57% for the year ended December 31, 2023 increased 127 basis points from 4.30% for the year ended December 31, 2022, primarily as a result of loan growth, the net benefit of higher interest rates on both variable-rate loans and new loan production. The yield on earning assets for the year ended December 31, 2023 included the previously mentioned $1.4 million, or three basis points, in one-time syndicated loan interest income.

Provision for Credit Losses

The Corporation recorded a provision for credit losses of $6.0 million in 2023 compared to $8.6 million in 2022. Included in the provision for credit losses for the year ended December 31, 2023 was $156 thousand expense related to the allowance for unfunded commitments compared to $603 thousand for the year ended December 31, 2022. Net loan charge-offs were $3.4 million during the year ended December 31, 2023, compared to $2.1 million during the year ended December 31, 2022. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses in 2023 were appropriate and the allowance for credit losses was adequate to absorb losses in the loan portfolio at December 31, 2023.

Non-Interest Income

Total non-interest income was $33.3 million for the year ended December 31, 2023, representing a decrease of $1.5 million, or 4.12%, from the same period in 2022. During the year ended December 31, 2023, Wealth and Asset Management fees increased $79 thousand, or 1.10%, compared to the year ended December 31, 2022, as the Corporation benefited from an increased number of wealth management relationships. Other notable changes during the year ended December 31, 2023 included lower net realized gains on the sale of AFS debt securities, lower mortgage banking income from the reduced mortgage loan production volume in the higher-rate environment, lower level of full-year bank owned life insurance income and pass-through income from SBICs, partially offset by an increase in card processing and interchange income and a favorable variance in unrealized losses on equity securities.

Non-Interest Expense

For the year ended December 31, 2023, total non-interest expense was $145.3 million, reflecting an increase of $7.7 million, or 5.61%, from the year ended December 31, 2022, primarily as a result of higher occupancy costs combined with higher technology expenses. In addition, other non-interest expenses increased primarily due to business generation related expenses and consulting fees. Furthermore, full-year base-salary and related benefit increases, intended to account for inflationary merit increases and the addition of personnel to staff new offices in 2023, were substantially offset by an approximately $8.1 million reduction in incentive-related expenses.

Income Tax Expense

Income tax expense was $13.8 million in 2023 compared to $15.0 million in 2022. The effective tax rates were 19.22% and 19.21% for 2023 and 2022, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance.

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

Critical Accounting Policies and Estimates

The Corporation's consolidated financial statements are prepared in accordance with accounting principles GAAP and follow general practices within the industries in which the Corporation operates. The most significant accounting policies used by the Corporation are presented in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on the Corporation's financial reporting. For the Corporation, these estimates and assumptions include accounting for the allowance for credit losses, fair value measurements, and goodwill.

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

Other key assumptions in the calculation of the allowance for credit loss include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The macro-economic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at December 31, 2024 were four quarters and eight quarters, respectively. Prepayment and curtailment assumptions are based on the Corporation's historical experience over the trailing 12 months and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on segment.

The quantitative estimated losses are supplemented by more qualitative factors that impact potential losses. Qualitative factors include changes in underwriting standards, changes in lending staff, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. The allowance for credit loss may be materially affected by these qualitative factors, especially during periods of economic uncertainty, for items not reflected in the lifetime credit loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. The qualitative factors applied at December 31, 2024, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of allowance for credit loss calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.

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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note 1, "Summary of Significant Accounting Policies" and in Note 4, "Fair Value."

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	December 31,	December 31,
	2024	2023
Calculation of tangible book value per common share and tangible common equity / tangible assets (non-GAAP):
Shareholders' equity	$610,695	$571,247
Less: preferred equity	57,785	57,785
Common shareholders' equity	552,910	513,462
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	206	280
Tangible common equity (non-GAAP)	$508,830	$469,308

Total assets	$6,192,010	$5,752,957
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	206	280
Tangible assets (non-GAAP)	$6,147,930	$5,708,803

Ending shares outstanding	20,987,992	20,896,439

Book value per common share (GAAP)	$26.34	$24.57
Tangible book value per common share (non-GAAP)	$24.24	$22.46

Common shareholders' equity / Total assets (GAAP)	8.93%	8.93%
Tangible common equity / Tangible assets (non-GAAP)	8.28%	8.22%

	Years Ended
	December 31,
	2024	2023
Calculation of net interest margin:
Interest income	$325,470	$293,696
Interest expense	138,001	103,867
Net interest income	$187,469	$189,829

Average total earning assets	$5,499,187	$5,232,117

Net interest margin (GAAP)	3.41%	3.63%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$325,470	$293,696
Tax equivalent adjustment (non-GAAP)	955	997
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	326,425	294,693
Interest expense	138,001	103,867
Net interest income (fully tax equivalent basis) (non-GAAP)	$188,424	$190,826

Average total earning assets	$5,499,187	$5,232,117
Less: average mark to market adjustment on investments (non-GAAP)	(53,087)	(61,089)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$5,552,274	$5,293,206

Net interest margin, fully tax equivalent basis (non-GAAP)	3.39%	3.61%

	Years Ended
	December 31,
	2024	2023
Calculation of PPNR (non-GAAP): (1)
Net interest income	$187,469	$189,829
Add: Non-interest income	39,114	33,335
Less: Non-interest expense	150,002	145,342
PPNR (non-GAAP)	$76,581	$77,822

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	Years Ended
	December 31,
	2024	2023
Calculation of efficiency ratio:
Non-interest expense	$150,002	$145,342

Non-interest income	$39,114	$33,335
Net interest income	187,469	189,829
Total revenue	$226,583	$223,164
Efficiency ratio	66.20%	65.13%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$150,002	$145,342
Less: core deposit intangible amortization	73	84
Adjusted non-interest expense (non-GAAP)	$149,929	$145,258

Non-interest income	$39,114	$33,335

Net interest income	187,469	189,829
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	5,635	5,425
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	8,068	7,635
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	189,902	192,039
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$229,016	$225,374

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	65.47%	64.45%

	Years Ended
	December 31,
	2024	2023
Calculation of return on average tangible common equity (non-GAAP):
Net income	$54,575	$58,020
Less: preferred stock dividends	4,302	4,302
Net income available to common shareholders	$50,273	$53,718

Average shareholders' equity	$592,550	$550,333
Less: average goodwill & intangibles	44,118	44,193
Less: average preferred equity	57,785	57,785
Tangible common shareholders' equity (non-GAAP)	$490,647	$448,355

Return on average equity (GAAP)	9.21%	10.54%
Return on average common equity (GAAP)	9.40%	10.91%
Return on average tangible common equity (non-GAAP)	10.25%	11.98%

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

	% Change in Net Interest Income
Change in Basis Points	December 31, 2024	December 31, 2023
300	(0.2)%	2.6%
200	0.5%	3.8%
100	0.5%	4.6%
(100)	(1.1)%	(3.8)%
(200)	(1.4)%	(6.5)%
(300)	(3.3)%	(12.8)%

At December 31, 2024, the Corporation has approximately $2.5 billion in outstanding loan balances that are rate sensitive over the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
CNB Financial Corporation
Clearfield, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation (“Corporation”) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2025, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses on Loans – Qualitative Factors

Description of the Critical Audit Matter

As described in Notes 1 and 3 to the financial statements, the Corporation’s loan portfolio totaled $4.6 billion as of December 31, 2024, and the allowance for credit losses on loans (“ACL”) was $47.4 million. This represents an estimate of expected losses inherent within the Corporation’s loan portfolio.

The Corporation establishes an allowance representing the estimate of expected credit losses over the estimated life of the existing portfolio of loans. The Corporation measures expected credit losses based on a pooled loan basis when similar risk characteristics exist by primarily applying a discounted cash flow (“DCF”) model. The DCF model discounts instrument-level contractual cash flows, adjusting for prepayments and curtailments, and incorporates loss expectations based on past events, current conditions, and forecasted macroeconomic indicators using reasonable and supportable forecasts. The quantitative estimated losses provided by the DCF model are supplemented by more qualitative factors that impact potential losses. Qualitative factors include changes in underwriting standards, changes in lending staff, changes in environmental conditions and other relevant factors. The allowance for credit loss may be materially affected by these qualitative factors, especially during periods of economic uncertainty, for items not reflected in the lifetime credit loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.

We identified the qualitative factor adjustments included in the allowance for credit losses on loans as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in auditing management’s estimation of qualitative factor adjustments, which requires significant judgment.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures performed to address the critical audit matter included:

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Corporation’s internal controls over the ACL process, including controls over the qualitative elements of the ACL. This included controls over the review of the relevance and reliability of data used to determine the estimates and the review of the appropriateness of the key assumptions and judgments used in the determination of the qualitative factors.

•We evaluated the completeness and accuracy of data used in the development of qualitative factors and the reasonableness of management’s judgments and the relevance of data used in applying the qualitative factors.

•We evaluated the current and expected qualitative adjustments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.

We have served as the Corporation’s auditor since 2022.

/s/ Forvis Mazars, LLP

Indianapolis, Indiana
March 6, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
CNB Financial Corporation
Clearfield, Pennsylvania

Opinion on the Internal Control over Financial Reporting

We have audited CNB Financial Corporation’s (“Corporation”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Corporation as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated March 6, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Indianapolis, Indiana
March 6, 2025

CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	December 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$63,771	$54,789
Interest-bearing deposits with Federal Reserve	375,009	164,385
Interest-bearing deposits with other financial institutions	4,255	2,872
Total cash and cash equivalents	443,035	222,046
Debt securities available-for-sale, at fair value (amortized cost of $520,223 as of December 31, 2024 and $395,803 as of December 31, 2023)	468,546	341,955
Debt securities held-to-maturity, at amortized cost (fair value $282,970 as of December 31, 2024 and $360,570, as of December 31, 2023)	306,081	388,968
Equity securities	10,456	9,301
Loans held for sale	762	675
Loans receivable
Syndicated loans	79,882	108,710
Loans	4,529,074	4,359,766
Total loans receivable	4,608,956	4,468,476
Less: allowance for credit losses	(47,357)	(45,832)
Net loans receivable	4,561,599	4,422,644
FHLB and other restricted stock holdings and investments	40,702	30,011
Premises and equipment, net	76,011	73,700
Operating & finance lease right-of-use assets	52,715	35,699
Bank owned life insurance	117,579	114,468
Mortgage servicing rights	1,251	1,554
Goodwill and other intangible assets	43,874	43,874
Core deposit intangible, net	206	280
Accrued interest receivable and other assets	69,193	67,782
Total Assets	$6,192,010	$5,752,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$819,680	$728,881
Interest-bearing demand deposits	706,796	803,093
Savings	3,122,028	2,960,282
Certificates of deposit	722,860	506,494
Total deposits	5,371,364	4,998,750
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,570	84,267
Operating lease liabilities	40,315	37,650
Accrued interest payable and other liabilities	64,446	40,423
Total liabilities	5,581,315	5,181,710
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, No par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at December 31, 2024 and 2023	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,235,503 shares at December 31, 2024 and 2023	—	—
Additional paid in capital	219,876	220,495
Retained earnings	381,296	345,935
Treasury stock, at cost (247,511 shares at December 31, 2024 and 339,064 shares at December 31, 2023)	(4,689)	(6,890)
Accumulated other comprehensive loss	(43,573)	(46,078)
Total shareholders’ equity	610,695	571,247
Total Liabilities and Shareholders’ Equity	$6,192,010	$5,752,957

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Dollars in thousands, except per share data

	Year ended December 31,
	2024	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans including fees
Interest and fees on loans	$293,544	$273,220	$194,149
Processing fees on PPP loans	—	3	1,889
Securities and cash and cash equivalents:
Taxable	30,915	19,279	16,672
Tax-exempt	636	724	871
Dividends	375	470	157
Total interest and dividend income	325,470	293,696	213,738
INTEREST EXPENSE:
Deposits	133,493	97,770	19,833
Borrowed funds and finance lease liabilities	11	1,802	389
Subordinated debentures (includes $0, $(151), and $127 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	4,497	4,295	3,857
Total interest expense	138,001	103,867	24,079
NET INTEREST INCOME	187,469	189,829	189,659
PROVISION FOR CREDIT LOSS EXPENSE	9,222	5,993	8,589
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	178,247	183,836	181,070
NON-INTEREST INCOME:
Service charges on deposit accounts	6,990	7,372	7,206
Other service charges and fees	2,973	3,010	3,196
Wealth and asset management fees	7,845	7,251	7,172
Net realized gains on available-for-sale securities (includes $74, $52, and $651 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	74	52	651
Net realized gains on equity securities	—	22	—
Net unrealized gains (losses) on equity securities	754	(409)	(1,149)
Mortgage banking	673	676	1,237
Bank owned life insurance	3,110	2,945	3,433
Card processing and interchange income	8,666	8,301	7,797
Other non-interest income	8,029	4,115	5,223
Total non-interest income	39,114	33,335	34,766
NON-INTEREST EXPENSES:
Compensation and benefits (includes $(168), $(174), and $(113) accumulated other comprehensive income reclassifications for net amortization of actuarial (gains) losses, respectively)	74,536	71,062	71,460
Net occupancy expense	14,737	14,509	13,298
Technology expense	21,805	20,202	17,041
State and local taxes	4,726	4,126	4,078
Legal, professional and examination fees	4,217	4,414	4,173
Advertising	2,545	3,133	2,887
FDIC insurance	3,718	3,879	2,796
Card processing and interchange expenses	4,575	5,025	4,801
Other non-interest expenses	19,143	18,992	17,088
Total non-interest expenses	150,002	145,342	137,622
INCOME BEFORE INCOME TAXES	67,359	71,829	78,214
INCOME TAX EXPENSE (includes $51, $79, and $134 income tax expense reclassification items, respectively)	12,784	13,809	15,026
NET INCOME	54,575	58,020	63,188
PREFERRED STOCK DIVIDENDS	4,302	4,302	4,302
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$50,273	$53,718	$58,886

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$2.39	$2.56	$3.26
Diluted Earnings Per Common Share	$2.39	$2.55	$3.26
Cash Dividends Declared	$0.710	$0.700	$0.700

NET INCOME	$54,575	$58,020	$63,188
OTHER COMPREHENSIVE INCOME (LOSS):
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification and tax	$1,715	$6,109	$(53,576)
Amortization of unrealized gains from held-to-maturity securities, net of tax	545	591	875
Change in actuarial gains (losses), for post-employment health care plan, net of amortization and tax	245	(139)	150
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of interest and tax	—	(119)	425
Total other comprehensive income (loss)	2,505	6,442	(52,126)
COMPREHENSIVE INCOME	$57,080	$64,462	$11,062

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2022	$57,785	$127,351	$260,582	$(2,477)	$(394)	$442,847
Net income	—	—	63,188	—	—	63,188
Other comprehensive loss	—	—	—	—	(52,126)	(52,126)
Forfeiture of restricted stock award grants (1,440 shares)	—	36	—	(36)	—	—
Restricted stock award grants (57,823 shares)	—	(1,000)	—	1,000	—	—
Performance based restricted stock award grants (11,895 shares)	—	(173)	—	173	—	—
Stock-based compensation expense	—	1,248	—	—	—	1,248
Contribution of treasury stock (3,000 shares)	—	(44)	—	44	—	—
Stock-based contribution expense	—	84	—	—	—	84
Issuance of common stock, net of issuance costs (4,257,446 shares)	—	94,051	—	—	—	94,051
Purchase of treasury stock (50,166 shares)	—	—	—	(1,342)	—	(1,342)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,568 shares)	—	—	—	(203)	—	(203)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (4,706 shares)	—	—	—	(126)	—	(126)
Preferred cash dividend declared	—	—	(4,302)	—	—	(4,302)
Cash dividends declared ($0.70 per share)	—	—	(12,557)	—	—	(12,557)
Balance, December 31, 2022	57,785	221,553	306,911	(2,967)	(52,520)	530,762
Net income	—	—	58,020	—	—	58,020
Other comprehensive income	—	—	—	—	6,442	6,442
Forfeiture of restricted stock award grants (6,391 shares)	—	134	—	(134)	—	—
Restricted stock award grants (105,185 shares)	—	(2,743)	—	2,743	—	—
Performance based restricted stock award grants (4,118 shares)	—	(111)	—	111	—	—
Stock-based compensation expense	—	1,688	—	—	—	1,688
Contribution of treasury stock (3,000 shares)	—	(81)	—	81	—	—
Stock-based contribution expense	—	55	—	—	—	55
Purchase of treasury stock (326,459 shares)	—	—	—	(6,621)	—	(6,621)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (3,776 shares)	—	—	—	(89)	—	(89)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (584 shares)	—	—	—	(14)	—	(14)
Preferred cash dividend declared	—	—	(4,302)	—	—	(4,302)
Common cash dividends declared ($0.70 per share)	—	—	(14,694)	—	—	(14,694)
Balance, December 31, 2023	57,785	220,495	345,935	(6,890)	(46,078)	571,247

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Net income	—	—	54,575	—	—	54,575
Other comprehensive income	—	—	—	—	2,505	2,505
Forfeiture of restricted stock award grants (15,044 shares)	—	360	—	(360)	—	—
Restricted stock award grants (130,857 shares)	—	(3,025)	—	3,025	—	—
Performance based restricted stock award grants (9,667 shares)	—	(179)	—	179	—	—
Stock-based compensation expense	—	2,225	—	—	—	2,225
Purchase of treasury stock (23,988 shares)	—	—	—	(441)	—	(441)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,421 shares)	—	—	—	(148)	—	(148)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (2,518 shares)	—	—	—	(54)	—	(54)
Preferred cash dividend declared	—	—	(4,302)	—	—	(4,302)
Cash dividends declared ($0.71 per common share)	—	—	(14,912)	—	—	(14,912)
Balance, December 31, 2024	$57,785	$219,876	$381,296	$(4,689)	$(43,573)	$610,695

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,575	$58,020	$63,188
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	9,222	5,993	8,589
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	8,269	7,739	6,573
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(4,585)	(3,155)	(3,316)
Net amortization of deferred costs on borrowings	303	303	303
Accretion of deferred PPP processing fees	—	(3)	(1,889)
Deferred tax (benefit) expense	(1,183)	1,111	(1,814)
Net realized gains on sales of available-for-sale securities	(74)	(52)	(651)
Net realized and unrealized losses (gains) on equity securities	(754)	387	1,149
Gain on sale of loans held for sale	(770)	(447)	(1,285)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	53	27	(170)
Proceeds from sale of loans receivable	27,934	16,263	29,151
Origination of loans held for sale	(28,451)	(17,874)	(34,181)
Income on bank owned life insurance	(3,110)	(2,945)	(2,550)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	—	—	(883)
Restricted stock compensation expense	2,225	1,688	1,248
Stock-based contribution expense	—	55	84
Changes in:
Accrued interest receivable and other assets	389	(5,894)	(19,065)
Accrued interest payable, lease liabilities, and other liabilities	7,469	(14,193)	19,572
NET CASH PROVIDED BY OPERATING ACTIVITIES	71,512	47,023	64,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	65,457	42,726	70,033
Proceeds from sales of available-for-sale securities	806	13,151	22,164
Proceeds from sale of equity securities	—	296	—
Purchase of available-for-sale securities	(190,849)	(19,253)	(48,433)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	83,883	16,806	23,995
Purchases of held-to-maturity securities	—	—	(213,853)
Purchase of equity securities	(401)	(369)	(398)
Proceeds from loans held for sale previously classified as portfolio loans	11,182	4,994	—
Net increase in loans receivable	(155,115)	(197,594)	(630,605)
Purchase of bank owned life insurance	—	—	(11,644)
Proceeds from death benefit of bank owned life insurance policies	—	—	3,273
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(10,691)	704	(7,439)
Purchase of premises and equipment	(16,284)	(10,847)	(12,290)
Proceeds from the sale of premises and equipment and foreclosed assets	8,732	52	496
Purchase of other intangibles	—	(125)	—
NET CASH USED BY INVESTING ACTIVITIES	(203,280)	(149,459)	(804,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, money market and savings accounts	156,248	316,280	(153,191)
Net increase in certificates of deposit	216,366	60,033	60,009
Purchase of treasury stock	(643)	(6,724)	(1,671)
Proceeds from common stock offering, net of issuance costs	—	—	94,051
Cash dividends paid, common stock	(14,912)	(14,694)	(12,557)
Cash dividends paid, preferred stock	(4,302)	(4,302)	(4,302)
Net change in short-term borrowings	—	(132,396)	132,396
NET CASH PROVIDED BY FINANCING ACTIVITIES	352,757	218,197	114,735
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	220,989	115,761	(625,913)
CASH AND CASH EQUIVALENTS, Beginning	222,046	106,285	732,198
CASH AND CASH EQUIVALENTS, Ending	$443,035	$222,046	$106,285

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Dollars in thousands

	Year ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$134,399	$102,156	$26,804
Income taxes	12,908	12,006	17,423
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$1,453	$874	$785
Transfers from loans held for sale to loans held for investment	1,394	1,666	6,448
Transfers from loans held for investment to loans held for sale	438	166	—
Transfer of securities from available-for-sale to held-to-maturity	—	—	220,757
Grant of restricted stock awards from treasury stock	3,025	2,743	1,000
Grant of performance based restricted stock awards from treasury stock	179	111	173
Restricted stock forfeiture	360	134	36
Contribution of stock from treasury stock	—	81	44
Lease liabilities arising from obtaining operating right-of-use assets	4,084	5,001	13,371
Lease liabilities arising from obtaining finance right-of-use assets	14,951	—	—

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

The Corporation has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable and other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2024 and 2023, respectively.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management confirms that an AFS security is uncollectable or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2024 and December 31, 2023, the Corporation determined that the unrealized loss positions in AFS debt securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2, "Securities," and Note 4, "Fair Value," for more information about AFS debt securities.

Accrued interest receivable on AFS debt securities totaled $2.1 million and $1.4 million at December 31, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets.

Allowance for Credit Losses (HTM Debt Securities)

Management measures expected credit losses on HTM debt securities on a collective basis by major security type.

Accrued interest receivable on HTM debt securities totaled $1.1 million and $1.3 million at December 31, 2024 and 2023, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $21.6 million and $21.6 million at December 31, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Concentration of Credit Risk

Most of the Corporation’s business activity is with customers located within the Commonwealth of Pennsylvania and the states of Ohio, New York and Virginia. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economies of Pennsylvania, Ohio, New York and Virginia. At December 31, 2024 no industry concentration existed which exceeded 10% of the total loan portfolio.

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

The portfolio segments utilizing the DCF methodology comprised 91.3% and 85.9% of the amortized cost of loans as of December 31, 2024 and December 31, 2023, respectively, and included:

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

The portfolio segments utilizing the WARM methodology comprised 8.7% and 14.1% of the amortized cost of loans as of December 31, 2024 and December 31, 2023, respectively, and included:

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Management estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Bank and applying the loss factors used in the allowance for credit losses on loans methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. The estimate of credit losses on OBS credit exposures is $944 thousand and $759 thousand at December 31, 2024 and 2023, respectively, and was reported in accrued interest payable and other liabilities on the consolidated balance sheets.

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

Qualified Affordable Housing Project Investments

The Corporation has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. These investments are made directly in Low Income Housing Tax Credit ("LIHTC") partnerships formed by third parties. As a limited partner in these operating partnerships, the Corporation receives tax credits and tax deductions for losses incurred by the underlying properties. The Corporation accounts for its ownership interest in LIHTC partnerships in accordance with Accounting Standards Update ("ASU") 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." The standard allows the Corporation to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

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

Revision of Previously Issued Financial Statements

The Corporation has revised amounts reported in previously issued financial statements for the year ended December 31, 2023 presented in this Annual Report on Form 10–K. The revisions relate to the classification of completed construction loans not being reported in the appropriate permanent loan segment classification. The revisions resulted in changes to Note 3, "Loans Receivable and Allowance for Credit Losses," and specifically the segment classification in the disclosure. These revisions do not impact the Corporation's net income.

The Corporation evaluated the aggregate effects of these revisions to its previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the revisions were not material to the previously issued financial statements and disclosures included in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Adoption of New Accounting Standards

Accounting Standards Adopted in 2022

In December 2022, FASB issued ASU 2022-06 - Reference Rate Reform (Topic 848). ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022, to December 31, 2024 after which entities will no longer be permitted to apply the relief guidance in Topic 848. ASU 2022-06 did not have a material impact on the Corporation's financial statements and related disclosures.

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

Accounting Standards Adopted in 2024

In June 2022, FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." In this ASU, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The ASU also requires certain disclosures for equity securities that are subject to contractual restrictions. This guidance was effective for the Corporation on January 1, 2024. The update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In March 2023, FASB issued ASU 2023-01, "Leases (Topic 842): Common Control Arrangements." This ASU requires the Corporation to amortize leasehold improvements associated with common control leases over the useful life to the common control group. This guidance is effective for the Corporation on January 1, 2024. The update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In March 2023, FASB issued ASU 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." In this ASU, these amendments allow the Corporation to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for the Corporation on January 1, 2024. The update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In November 2023, FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures (Topic 280)." This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU was effective for the Corporation on December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

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

In March 2024, the FASB issued ASU 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements." The ASU contains amendments to the FASB Accounting Standards Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Concept Statements to provide guidance in certain topical areas. The amendment in this ASU should be applied using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments; or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early application of the amendment is permitted for any fiscal year or interim period for which financial statements have not yet been issued, or made available for issuance. If an entity adopts the amendment in an interim period, it must adopt the amendment as of the beginning of the fiscal year that includes that interim period. The Corporation is evaluating the effect that ASU 2024-02 will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures." The ASU requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim report periods beginning after December 15, 2027. Early application of the amendment is permitted. The ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Corporation is evaluating the effect that ASU 2024-03 will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20)." The ASU will improve the relevance and consistency in application of the induced conversion guidance. The ASU is effective for annual periods beginning after December 15, 2025, and interim report periods and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Corporation is evaluating the effect that ASU 2024-04 will have on its consolidated financial statements and related disclosures.

In January 2025, the FASB issued ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)." The amendment in this ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Corporation is evaluating the effect that ASU 2024-04 will have on its consolidated financial statements and related disclosures.

2.  Securities

AFS debt securities at December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$14,795	$17	$(2)	$—	$14,810
State & political subdivisions	104,025	11	(13,080)	—	90,956
Residential & multi-family mortgage	352,983	60	(34,133)	—	318,910
Corporate notes & bonds	39,022	—	(3,812)	—	35,210
Pooled SBA	9,398	—	(738)	—	8,660
Total	$520,223	$88	$(51,765)	$—	$468,546

	December 31, 2023
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$5,024	$—	$(36)	$—	$4,988
State & political subdivisions	105,102	22	(13,315)	—	91,809
Residential & multi-family mortgage	225,871	1	(34,353)	—	191,519
Corporate notes & bonds	48,459	13	(5,333)	—	43,139
Pooled SBA	11,347	—	(847)	—	10,500
Total	$395,803	$36	$(53,884)	$—	$341,955

HTM debt securities at December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$229,504	$—	$(13,354)	$—	$216,150
Residential & multi-family mortgage	76,577	—	(9,757)	—	66,820
Total	$306,081	$—	$(23,111)	$—	$282,970

	December 31, 2023
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$302,945	$—	$(19,038)	$—	$283,907
Residential & multi-family mortgage	86,023	—	(9,360)	—	76,663
Total	$388,968	$—	$(28,398)	$—	$360,570

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

Information pertaining to AFS security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses
2024	$806	$83	$9
2023	13,151	52	—
2022	22,164	651	—

The tax provision related to these net realized gains at December 31, 2024, 2023, and 2022 were $16 thousand, $11 thousand, and $137 thousand, respectively.

The following is a schedule of the contractual maturity of AFS and HTM debt securities, excluding equity securities, at December 31, 2024:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$23,840	$23,789	$52,148	$51,496
1 year – 5 years	47,805	44,781	158,625	148,881
5 years – 10 years	65,830	57,461	18,731	15,773
After 10 years	20,367	14,945	—	—
	157,842	140,976	229,504	216,150
Residential and multi-family mortgage	352,983	318,910	76,577	66,820
Pooled SBA	9,398	8,660	—	—
Total debt securities	$520,223	$468,546	$306,081	$282,970

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On December 31, 2024 and 2023, securities carried at $443.9 million and $489.0 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At December 31, 2024 and 2023, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.

AFS debt securities with unrealized losses at December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

December 31, 2024	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$249	$(1)	$3,340	$(1)	$3,589	$(2)
State & political subdivisions	6,519	(90)	80,172	(12,990)	86,691	(13,080)
Residential & multi-family mortgage	118,057	(810)	159,576	(33,323)	277,633	(34,133)
Corporate notes & bonds	987	(13)	34,224	(3,799)	35,211	(3,812)
Pooled SBA	410	(2)	8,250	(736)	8,660	(738)
Total	$126,222	$(916)	$285,562	$(50,849)	$411,784	$(51,765)

December 31, 2023	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$2,487	$(1)	$1,956	$(35)	$4,443	$(36)
State & political subdivisions	749	—	84,828	(13,315)	85,577	(13,315)
Residential and multi-family mortgage	—	—	191,436	(34,353)	191,436	(34,353)
Corporate notes & bonds	978	(22)	41,488	(5,311)	42,466	(5,333)
Pooled SBA	—	—	10,409	(847)	10,409	(847)
Total	$4,214	$(23)	$330,117	$(53,861)	$334,331	$(53,884)

HTM debt securities with unrealized losses at December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

December 31, 2024	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$—	$—	$216,150	$(13,354)	$216,150	$(13,354)
Residential & multi-family mortgage	—	—	66,820	(9,757)	66,820	(9,757)
Total	$—	$—	$282,970	$(23,111)	$282,970	$(23,111)

December 31, 2023	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$—	$—	$283,907	$(19,038)	$283,907	$(19,038)
State & political subdivisions	—	—	76,663	(9,360)	76,663	(9,360)
Total	$—	$—	$360,570	$(28,398)	$360,570	$(28,398)

The Corporation evaluates securities for possible credit allowance on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2024 and 2023, management performed an assessment for allowance for credit losses on the Corporation’s AFS debt securities in an unrealized loss position and as of December 31, 2024 management performed an assessment for allowance for credit losses on the Corporation's HTM debt securities.

First an assessment was performed to determine if the Corporation intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. Management determined it does not intend to sell and will not be required to sell any of the securities before recovery of its amortized cost. Next, management performed an evaluation relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities credit quality and ability to repay its debt obligations. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Based on the results of the assessment, management believes the decline in fair value is not the result of credit losses. As a result no credit allowance is required as of December 31, 2024.

As of December 31, 2024 and 2023 management concluded that the securities described in the previous paragraph did not decline in fair value due to credit factors for the following reasons:
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

In addition, the rise in interest rates is the primary driver of the decline in fair value below amortized cost as of December 31, 2024.

Equity securities at December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Corporate equity securities	$6,542	$5,341
Mutual funds	1,936	2,223
Money market	287	1,103
Corporate notes	1,691	634
Total	$10,456	$9,301

During the year ended December 31, 2024, 2023, and 2022, the proceeds from sold equity securities were zero in 2024, $296 thousand in 2023 and zero in 2022, resulting in net realized gains of zero in 2024, $22 thousand in 2023, and zero in 2022.

3.  Loans Receivable and Allowance for Credit Losses

Total net loans receivable at December 31, 2024 and 2023 are summarized as follows:

	2024	Percentage of Total	2023 (1)	Percentage of Total
Farmland	$31,099	0.67%	$33,485	0.76%
Owner-occupied, nonfarm nonresidential properties	515,208	11.18	511,910	11.46
Agricultural production and other loans to farmers	6,492	0.14	1,652	0.04
Commercial and Industrial	718,775	15.60	726,442	16.26
Obligations (other than securities and leases) of states and political subdivisions	140,430	3.05	152,201	3.41
Other loans	28,110	0.61	25,507	0.57
Other construction loans and all land development and other land loans	282,912	6.14	340,358	7.62
Multifamily (5 or more) residential properties	411,146	8.92	305,697	6.84
Non-owner occupied, nonfarm nonresidential properties	1,033,541	22.42	984,033	22.02
1-4 Family Construction	26,431	0.57	28,055	0.63
Home equity lines of credit	166,327	3.61	130,700	2.92
Residential Mortgages secured by first liens	1,012,746	21.97	1,005,335	22.50
Residential Mortgages secured by junior liens	106,462	2.31	91,240	2.04
Other revolving credit plans	41,095	0.89	42,877	0.96
Automobile	20,961	0.45	25,315	0.57
Other consumer	53,821	1.17	51,592	1.14
Credit cards	13,143	0.29	11,785	0.26
Overdrafts	257	0.01	292	0.01
Total loans	$4,608,956	100.00%	$4,468,476	100.00%
Less: Allowance for credit losses	(47,357)		(45,832)
Loans, net	$4,561,599		$4,422,644

Net deferred loan origination fees (costs) included in the above loan table	$49		$2,448
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the total loans disclosure at December 31, 2023, to reflect adjustments for the applicable portfolio segments, which revisions are reflected in the above table.

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $79.9 million and $108.7 million as of December 31, 2024 and 2023, respectively.

Transactions in the allowance for credit losses for the year ended December 31, 2024 were as follows:

	Beginning Allowance (1)	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)(2)	Ending Allowance
Farmland	$138	$—	$—	$29	$167
Owner-occupied, nonfarm nonresidential properties	4,131	(1,448)	55	2,958	5,696
Agricultural production and other loans to farmers	7	—	—	30	37
Commercial and Industrial	9,500	(2,425)	56	628	7,759
Obligations (other than securities and leases) of states and political subdivisions	2,627	—	—	(1,258)	1,369
Other loans	389	—	—	(60)	329
Other construction loans and all land development and other land loans	2,830	(11)	—	(248)	2,571
Multifamily (5 or more) residential properties	1,251	—	—	1,718	2,969
Non-owner occupied, nonfarm nonresidential properties	9,783	(974)	53	1,248	10,110
1-4 Family Construction	191	—	—	7	198
Home equity lines of credit	844	—	5	491	1,340
Residential Mortgages secured by first liens	8,274	(79)	—	763	8,958
Residential Mortgages secured by junior liens	1,487	—	—	(144)	1,343
Other revolving credit plans	977	(156)	30	109	960
Automobile	360	(146)	6	55	275
Other consumer	2,656	(2,094)	192	2,138	2,892
Credit cards	95	(143)	17	158	127
Overdrafts	292	(544)	94	415	257
Total loans	$45,832	$(8,020)	$508	$9,037	$47,357
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the beginning allowance column disclosure as of December 31, 2023, to reflect the revisions for the applicable portfolio segments.
(2) Excludes provision for credit losses related to unfunded commitments. Note 18, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the year ended December 31, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable (1)(2)	Ending Allowance (2)
Farmland	$159	$—	$—	$(21)	$138
Owner-occupied, nonfarm nonresidential properties	2,905	(26)	29	1,223	4,131
Agricultural production and other loans to farmers	6	—	—	1	7
Commercial and Industrial	9,766	(392)	438	(312)	9,500
Obligations (other than securities and leases) of states and political subdivisions	1,863	—	—	764	2,627
Other loans	456	—	—	(67)	389
Other construction loans and all land development and other land loans	3,253	—	—	(423)	2,830
Multifamily (5 or more) residential properties	2,353	(65)	6	(1,043)	1,251
Non-owner occupied, nonfarm nonresidential properties	7,653	(694)	10	2,814	9,783
1-4 Family Construction	327	—	—	(136)	191
Home equity lines of credit	1,173	(10)	5	(324)	844
Residential Mortgages secured by first liens	8,484	(117)	3	(96)	8,274
Residential Mortgages secured by junior liens	1,035	—	—	452	1,487
Other revolving credit plans	722	(119)	30	344	977
Automobile	271	(56)	1	144	360
Other consumer	2,665	(1,982)	134	1,839	2,656
Credit cards	67	(189)	18	199	95
Overdrafts	278	(604)	139	479	292
Total loans	$43,436	$(4,254)	$813	$5,837	$45,832
(1) Excludes provision for credit losses related to unfunded commitments. Note 18, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.
(2) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the provision (benefit) for credit losses on loans receivable column and ending allowance column disclosures as of December 31, 2023, to reflect the revisions for the applicable portfolio segments.

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

For the year ended December 31, 2024, the allowance for credit losses increased primarily due to the growth in the Corporation's loan portfolio in new market areas, partially offset by improvements in the Corporation's historical loss rates, annual updates to the Corporation's loss drivers and assumptions, as well as the impact of net charge-offs. Significant uncertainty persists regarding the domestic and global economy due to persistent inflation in certain segments of the U.S. economy, elevated interest rates, fluctuating levels of consumer confidence, and geopolitical conflicts. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $9.2 million for the year ended December 31, 2024, compared to $6.0 million and $8.6 million for the years ended December 31, 2023 and 2022, respectively. Included in the provision for credit losses for the year ended December 31, 2024 was $185 thousand related to the allowance for unfunded commitments compared to $156 thousand and $603 thousand provision towards the allowance for unfunded commitments for the years ended December 31, 2023 and 2022, respectively.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2024 and 2023, respectively:

	December 31, 2024
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$522	$522	$—
Owner-occupied, nonfarm nonresidential properties	5,896	1,392	—
Commercial and Industrial	10,682	10,111	—
Other construction loans and all land development and other land loans	1,482	36	—
Multifamily (5 or more) residential properties	20,658	266	491
Non-owner occupied, nonfarm nonresidential properties	5,913	5,913	—
Home equity lines of credit	837	837	—
Residential Mortgages secured by first liens	9,093	8,311	—
Residential Mortgages secured by junior liens	271	271	—
Other revolving credit plans	154	154	—
Automobile	66	66	—
Other consumer	749	749	—
Credit cards	—	—	162
Total loans	$56,323	$28,628	$653

	December 31, 2023
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$1,083	$1,083	$—
Owner-occupied, nonfarm nonresidential properties	2,673	1,488	—
Commercial and Industrial	7,512	4,389	—
Other construction loans and all land development and other land loans	1,653	104	—
Multifamily (5 or more) residential properties	305	305	—
Non-owner occupied, nonfarm nonresidential properties	9,076	6,716	—
Home equity lines of credit	940	940	—
Residential Mortgages secured by first liens	5,316	4,902	23
Residential Mortgages secured by junior liens	123	123	—
Other revolving credit plans	81	81	—
Automobile	79	79	—
Other consumer	798	798	—
Credit cards	—	—	32
Total loans	$29,639	$21,008	$55

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while loans are on nonaccrual status.

The following tables present the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2024 and 2023, respectively:

	December 31, 2024
	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$352	$—
Owner-occupied, nonfarm nonresidential properties	4,503	—
Commercial and Industrial	258	2,553
Other construction loans and all land development and other land loans	1,446	—
Multifamily (5 or more) residential properties	20,658	—
Non-owner occupied, nonfarm nonresidential properties	5,224	—
Home equity lines of credit	290	—
Residential Mortgages secured by first liens	1,411	—
Total loans	$34,142	$2,553

	December 31, 2023
	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$736	$—
Owner-occupied, nonfarm nonresidential properties	6,890	4
Commercial and Industrial	5,489	4,291
Other construction loans and all land development and other land loans	1,549	—
Multifamily (5 or more) residential properties	305	—
Non-owner occupied, nonfarm nonresidential properties	8,291	—
Home equity lines of credit	308	—
Residential Mortgages secured by first liens	1,070	—
Total loans	$24,638	$4,295

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2024 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$—	$—	$—	$—	$31,099	$31,099
Owner-occupied, nonfarm nonresidential properties	77	1,479	5,030	6,586	508,622	515,208
Agricultural production and other loans to farmers	—	—	—	—	6,492	6,492
Commercial and Industrial	704	185	6,632	7,521	711,254	718,775
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	140,430	140,430
Other loans	—	—	—	—	28,110	28,110
Other construction loans and all land development and other land loans	—	—	1,482	1,482	281,430	282,912
Multifamily (5 or more) residential properties	—	20,392	757	21,149	389,997	411,146
Non-owner occupied, nonfarm nonresidential properties	—	—	—	—	1,033,541	1,033,541
1-4 Family Construction	216	—	—	216	26,215	26,431
Home equity lines of credit	1,006	387	323	1,716	164,611	166,327
Residential Mortgages secured by first liens	2,908	1,910	5,795	10,613	1,002,133	1,012,746
Residential Mortgages secured by junior liens	224	35	64	323	106,139	106,462
Other revolving credit plans	351	4	100	455	40,640	41,095
Automobile	135	3	—	138	20,823	20,961
Other consumer	601	271	358	1,230	52,591	53,821
Credit cards	97	115	162	374	12,769	13,143
Overdrafts	—	—	—	—	257	257
Total loans	$6,319	$24,781	$20,703	$51,803	$4,557,153	$4,608,956

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2023 by class of loans.

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total (1)
Farmland	$—	$182	$129	$311	$33,174	$33,485
Owner-occupied, nonfarm nonresidential properties	120	—	1,390	1,510	510,400	511,910
Agricultural production and other loans to farmers	—	—	—	—	1,652	1,652
Commercial and Industrial	64	379	314	757	725,685	726,442
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	152,201	152,201
Other loans	—	—	—	—	25,507	25,507
Other construction loans and all land development and other land loans	—	41	1,612	1,653	338,705	340,358
Multifamily (5 or more) residential properties	—	—	305	305	305,392	305,697
Non-owner occupied, nonfarm nonresidential properties	95	299	2,031	2,425	981,608	984,033
1-4 Family Construction	—	—	—	—	28,055	28,055
Home equity lines of credit	582	682	339	1,603	129,097	130,700
Residential Mortgages secured by first liens	2,360	1,094	1,651	5,105	1,000,230	1,005,335
Residential Mortgages secured by junior liens	21	38	60	119	91,121	91,240
Other revolving credit plans	114	41	14	169	42,708	42,877
Automobile	62	5	67	134	25,181	25,315
Other consumer	452	453	354	1,259	50,333	51,592
Credit cards	110	17	32	159	11,626	11,785
Overdrafts	—	—	—	—	292	292
Total loans	$3,980	$3,231	$8,298	$15,509	$4,452,967	$4,468,476
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the loans receivable not past due and total columns disclosure as of December 31, 2023, to reflect the revisions for the applicable portfolio segments.

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

The following table presents the amortized cost basis of loans at December 31, 2024 that were both experiencing financial difficulty and modified during the year ended December 31, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Farmland	$—	$1,040	$—	$—	$—	3.34%
Owner-occupied, nonfarm nonresidential properties	—	696	—	—	—	0.14
Commercial and Industrial	—	—	410	—	—	0.06
Non-owner occupied, nonfarm nonresidential properties	—	5,225	—	—	—	0.51
Total	$—	$6,961	$410	$—	$—	0.16%

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

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$5,934	$—	$—	$—	1.20%
Commercial and Industrial	—	7,794	524	320	—	1.19
Non-owner occupied, nonfarm nonresidential properties	—	5,911	—	—	785	0.75
Residential Mortgages secured by first liens	—	—	414	—	—	0.04
Residential Mortgages secured by junior liens	—	—	29	—	—	0.03
Total	$—	$19,639	$967	$320	$785	0.49%

The Corporation has zero in unfunded available credit to customers whose loan receivables are included in the previous tables.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified during the year ended December 31, 2024:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Farmland	$1,040	$—	$—	$—	$—
Owner-occupied, nonfarm nonresidential properties	696	—	—	—	—
Commercial and Industrial	410	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	5,225	—	—	—	—
Total	$7,371	$—	$—	$—	$—

The following table presents the performance of such loans that have been modified during the year ended December 31, 2023:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$5,934	$—	$—	$—	$—
Commercial and Industrial	8,638	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	6,696	—	—	—	—
Residential Mortgages secured by first liens	414	—	—	—	—
Residential Mortgages secured by junior liens	29	—	—	—	—
Total	$21,711	$—	$—	$—	$—

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2024:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	1.00	—%
Total	$—	1.00	—%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	1.00	0.50%
Non-owner occupied, nonfarm nonresidential properties	—	0.75	—
Residential Mortgages secured by first liens	—	0.50	—
Residential Mortgages secured by junior liens	—	0.50	—
Total	$—	0.76	0.50%

There were no loans that had a payment default during the year ended December 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

	December 31, 2024
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$25,171	$5,267	$661	$—	$5,928	$31,099
Owner-occupied, nonfarm nonresidential properties	491,798	1,289	22,121	—	23,410	515,208
Agricultural production and other loans to farmers	6,492	—	—	—	—	6,492
Commercial and Industrial	654,139	4,321	60,315	—	64,636	718,775
Obligations (other than securities and leases) of states and political subdivisions	140,430	—	—	—	—	140,430
Other loans	28,110	—	—	—	—	28,110
Other construction loans and all land development and other land loans	281,466	—	1,446	—	1,446	282,912
Multifamily (5 or more) residential properties	385,946	—	25,200	—	25,200	411,146
Non-owner occupied, nonfarm nonresidential properties	1,008,507	4,947	20,087	—	25,034	1,033,541
Total loans	$3,022,059	$15,824	$129,830	$—	$145,654	$3,167,713

	December 31, 2023 (1)
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$32,402	$—	$1,083	$—	$1,083	$33,485
Owner-occupied, nonfarm nonresidential properties	475,093	25,484	11,333	—	36,817	511,910
Agricultural production and other loans to farmers	1,652	—	—	—	—	1,652
Commercial and Industrial	653,981	52,030	20,431	—	72,461	726,442
Obligations (other than securities and leases) of states and political subdivisions	139,014	13,187	—	—	13,187	152,201
Other loans	25,507	—	—	—	—	25,507
Other construction loans and all land development and other land loans	338,746	—	1,612	—	1,612	340,358
Multifamily (5 or more) residential properties	303,554	1,346	797	—	2,143	305,697
Non-owner occupied, nonfarm nonresidential properties	957,254	3,008	23,771	—	26,779	984,033
Total loans	$2,927,203	$95,055	$59,027	$—	$154,082	$3,081,285
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the pass, special mention, total non-pass and total columns disclosure as of December 31, 2023, to reflect the revisions for the applicable portfolio segments.

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2024. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$265	$3,165	$6,756	$6,477	$1,436	$6,662	$410	$—	$25,171
Special mention	—	—	5,267	—	—	—	—	—	5,267
Substandard	170	—	—	—	—	491	—	—	661
Total	$435	$3,165	$12,023	$6,477	$1,436	$7,153	$410	$—	$31,099
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$74,692	$62,609	$114,980	$98,469	$39,931	$90,249	$10,868	$—	$491,798
Special mention	—	—	—	254	—	527	508	—	1,289
Substandard	14,181	1,114	4,370	696	—	1,507	253	—	22,121
Total	$88,873	$63,723	$119,350	$99,419	$39,931	$92,283	$11,629	$—	$515,208
Current period gross write offs	$—	$—	$750	$—	$—	$698	$—	$—	$1,448

Agricultural production and other loans to farmers
Risk rating
Pass	$5,072	$473	$18	$26	$40	$148	$715	$—	$6,492
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,072	$473	$18	$26	$40	$148	$715	$—	$6,492
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$148,569	$44,080	$104,613	$63,646	$24,511	$18,771	$249,949	$—	$654,139
Special mention	7	55	139	424	61	32	3,603	—	4,321
Substandard	845	5,145	10,988	1,461	49	1,935	39,892	—	60,315
Total	$149,421	$49,280	$115,740	$65,531	$24,621	$20,738	$293,444	$—	$718,775
Current period gross write offs	$—	$301	$116	$537	$1	$43	$1,428	$—	$2,426

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$7,999	$24,754	$15,756	$30,419	$11,411	$45,882	$4,209	$—	$140,430
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$7,999	$24,754	$15,756	$30,419	$11,411	$45,882	$4,209	$—	$140,430
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating
Pass	$2,134	$3,382	$12,291	$4,602	$1,341	$274	$4,086	$—	$28,110
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$2,134	$3,382	$12,291	$4,602	$1,341	$274	$4,086	$—	$28,110
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$112,919	$58,596	$99,268	$3,141	$749	$1,875	$4,918	$—	$281,466
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,446	—	—	1,446
Total	$112,919	$58,596	$99,268	$3,141	$749	$3,321	$4,918	$—	$282,912
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$11	$11

Multifamily (5 or more) residential properties
Risk rating
Pass	$46,905	$49,880	$173,994	$67,500	$20,706	$25,037	$1,924	$—	$385,946
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,107	20,392	—	2,701	—	—	—	25,200
Total	$46,905	$51,987	$194,386	$67,500	$23,407	$25,037	$1,924	$—	$411,146
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$141,083	$190,123	$320,047	$183,621	$38,309	$127,515	$7,809	$—	$1,008,507
Special mention	1,962	—	212	2,003	—	349	421	—	4,947
Substandard	11,469	762	689	—	5,225	1,942	—	—	20,087
Total	$154,514	$190,885	$320,948	$185,624	$43,534	$129,806	$8,230	$—	$1,033,541
Current period gross write offs	$—	$—	$33	$296	$—	$625	$20	$—	$974

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2023. Current period originations may include modifications. As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the vintage loan disclosure at December 31, 2023, to reflect the revisions for the applicable portfolio segments.

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

	December 31, 2024			December 31, 2023 (1)
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$26,431	$—	$26,431	$28,055	$—	$28,055
Home equity lines of credit	165,490	837	166,327	129,760	940	130,700
Residential Mortgages secured by first liens	1,003,653	9,093	1,012,746	999,996	5,339	1,005,335
Residential Mortgages secured by junior liens	106,191	271	106,462	91,117	123	91,240
Other revolving credit plans	40,941	154	41,095	42,796	81	42,877
Automobile	20,895	66	20,961	25,236	79	25,315
Other consumer	53,072	749	53,821	50,794	798	51,592
Total loans	$1,416,673	$11,170	$1,427,843	$1,367,754	$7,360	$1,375,114
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the performing and total columns at December 31, 2023, to reflect the revisions for the applicable portfolio segments.

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2024. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$21,411	$3,717	$1,254	$—	$—	$49	$—	$—	$26,431
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$21,411	$3,717	$1,254	$—	$—	$49	$—	$—	$26,431
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$44,573	$28,211	$30,557	$9,440	$8,106	$30,649	$7,993	$5,961	$165,490
Nonperforming	—	50	—	—	—	—	—	787	837
Total	$44,573	$28,261	$30,557	$9,440	$8,106	$30,649	$7,993	$6,748	$166,327
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$106,278	$135,898	$224,633	$177,756	$128,924	$226,926	$3,238	$—	$1,003,653
Nonperforming	363	2,494	1,657	1,305	839	2,435	—	—	9,093
Total	$106,641	$138,392	$226,290	$179,061	$129,763	$229,361	$3,238	$—	$1,012,746
Current period gross write offs	$—	$—	$—	$—	$—	$79	$—	$—	$79

Residential mortgages secured by junior liens
Payment performance
Performing	$32,777	$22,256	$22,931	$11,769	$5,695	$9,465	$1,298	$—	$106,191
Nonperforming	19	40	34	123	—	16	39	—	271
Total	$32,796	$22,296	$22,965	$11,892	$5,695	$9,481	$1,337	$—	$106,462
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$10,454	$5,556	$6,898	$2,163	$5,366	$10,504	$—	$—	$40,941
Nonperforming	—	—	27	6	—	121	—	—	154
Total	$10,454	$5,556	$6,925	$2,169	$5,366	$10,625	$—	$—	$41,095
Current period gross write offs	$—	$9	$—	$41	$25	$81	$—	$—	$156

Automobile
Payment performance
Performing	$5,794	$8,504	$3,975	$1,149	$664	$809	$—	$—	$20,895
Nonperforming	—	15	47	—	4	—	—	—	66
Total	$5,794	$8,519	$4,022	$1,149	$668	$809	$—	$—	$20,961
Current period gross write offs	$22	$93	$7	$14	$6	$4	$—	$—	$146

Other consumer
Payment performance
Performing	$27,727	$13,090	$5,344	$2,432	$2,162	$2,317	$—	$—	$53,072
Nonperforming	219	368	82	67	8	5	—	—	749
Total	$27,946	$13,458	$5,426	$2,499	$2,170	$2,322	$—	$—	$53,821
Current period gross write offs	$133	$1,141	$630	$154	$24	$12	$—	$—	$2,094

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2023. Current period originations may include modifications. As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the vintage loan disclosure at December 31, 2023, to reflect the revisions for the applicable portfolio segments.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$16,968	$9,977	$251	$—	$59	$1	$799	$—	$28,055
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$16,968	$9,977	$251	$—	$59	$1	$799	$—	$28,055
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$27,110	$32,027	$11,437	$9,844	$6,781	$30,467	$7,479	$4,615	$129,760
Nonperforming	—	—	—	—	—	14	—	926	940
Total	$27,110	$32,027	$11,437	$9,844	$6,781	$30,481	$7,479	$5,541	$130,700
Current period gross write offs	$—	$—	$—	$—	$10	$—	$—	$—	$10

Residential mortgages secured by first lien
Payment performance
Performing	$141,019	$238,242	$200,794	$144,676	$77,919	$194,185	$3,161	$—	$999,996
Nonperforming	497	174	787	615	492	2,736	38	—	5,339
Total	$141,516	$238,416	$201,581	$145,291	$78,411	$196,921	$3,199	$—	$1,005,335
Current period gross write offs	$—	$—	$—	$—	$—	$22	$95	$—	$117

Residential mortgages secured by junior liens
Payment performance
Performing	$28,685	$27,032	$14,204	$7,102	$3,888	$8,833	$1,373	$—	$91,117
Nonperforming	—	38	—	—	—	42	43	—	123
Total	$28,685	$27,070	$14,204	$7,102	$3,888	$8,875	$1,416	$—	$91,240
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$8,684	$8,027	$2,732	$11,274	$1,634	$10,445	$—	$—	$42,796
Nonperforming	—	29	5	—	—	47	—	—	81
Total	$8,684	$8,056	$2,737	$11,274	$1,634	$10,492	$—	$—	$42,877
Current period gross write offs	$—	$—	$50	$4	$16	$49	$—	$—	$119

Automobile
Payment performance
Performing	$12,545	$6,800	$2,597	$1,472	$1,025	$797	$—	$—	$25,236
Nonperforming	16	51	—	7	5	—	—	—	79
Total	$12,561	$6,851	$2,597	$1,479	$1,030	$797	$—	$—	$25,315
Current period gross write offs	$18	$23	$—	$8	$7	$—	$—	$—	$56

Other consumer
Payment performance
Performing	$27,202	$12,261	$5,255	$3,107	$1,471	$1,498	$—	$—	$50,794
Nonperforming	283	330	116	12	6	51	—	—	798
Total	$27,485	$12,591	$5,371	$3,119	$1,477	$1,549	$—	$—	$51,592
Current period gross write offs	$210	$1,164	$467	$96	$33	$12	$—	$—	$1,982

	December 31, 2024	December 31, 2023
Credit card
Payment performance
Performing	$12,981	$11,753
Nonperforming	162	32
Total	$13,143	$11,785
Current period gross write offs	$143	$189

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Gross consumer loans	$27,261	$31,242
Less: unearned discounts	(4,772)	(5,696)
Total consumer loans, net of unearned discounts	$22,489	$25,546

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

Assets and liabilities measured at fair value on a recurring basis were as follows at December 31, 2024 and 2023:

		Fair Value Measurements at December 31, 2024 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$14,810	$14,810	$—	$—
States and political subdivisions	90,956	—	90,956	—
Residential and multi-family mortgage	318,910	—	318,910	—
Corporate notes and bonds	35,210	—	35,210	—
Pooled SBA	8,660	—	8,660	—
Total Securities Available-For-Sale	$468,546	$14,810	$453,736	$—
Interest rate swaps	$423	$—	$423	$—
Equity Securities:
Corporate equity securities	$6,542	$6,542	$—	$—
Mutual funds	1,936	1,936	—	—
Money market	287	287	—	—
Corporate notes	1,691	—	1,691	—
Total Equity Securities	$10,456	$8,765	$1,691	$—
Liabilities
Interest rate swaps	$(423)	$—	$(423)	$—

		Fair Value Measurements at December 31, 2023 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities (1)	$4,988	$4,988	$—	$—
States and political subdivisions	91,809	—	91,809	—
Residential and multi-family mortgage	191,519	—	191,519	—
Corporate notes and bonds	43,139	—	43,139	—
Pooled SBA	10,500	—	10,500	—
Total Securities Available-For-Sale	$341,955	$4,988	$336,967	$—
Interest rate swaps	$1,013	$—	$1,013	$—
Equity Securities:
Corporate equity securities	$5,341	$5,341	$—	$—
Mutual funds	2,223	2,223	—	—
Money market	1,103	1,103	—	—
Corporate notes	634		634	—
Total Equity Securities	$9,301	$8,667	$634	$—
Liabilities
Interest rate swaps	$(1,013)	$—	$(1,013)	$—
(1) In 2023, the Corporation transitioned to a new pricing provider, leading to the reclassification of United States Treasury investments as Level 1 pricing instruments.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2024 and 2023:

		Fair Value Measurements at December 31, 2024 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$352	$—	$—	$352
Owner-occupied, nonfarm nonresidential properties	2,531	—	—	2,531
Commercial and industrial	2,334	—	—	2,334
Other construction loans and all land development loans and other land loans	1,196	—	—	1,196
Multifamily (5 or more) residential properties	19,773	—	—	19,773
Non-owner occupied, nonfarm nonresidential	5,225	—	—	5,225
Home equity lines of credit	290	—	—	290
Residential mortgages secured by first liens	1,173	—	—	1,173

		Fair Value Measurements at December 31, 2023 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$736	$—	$—	$736
Owner-occupied, nonfarm nonresidential properties	5,589	—	—	5,589
Commercial and industrial	7,425	—	—	7,425
Other construction loans and all land development loans and other land loans	1,299	—	—	1,299
Multifamily (5 or more) residential properties	305	—	—	305
Non-owner occupied, nonfarm nonresidential	7,216	—	—	7,216
Home equity lines of credit	308	—	—	308
Residential mortgages secured by first liens	871	—	—	871

A loan is considered to be a collateral dependent loan when, based on current information and events, the Corporation expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Corporation has determined that the borrower is experiencing financial difficulty as of the measurement date. The allowance for credit losses is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. For real estate loans, fair value of the loan’s collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Corporation reviews the third-party appraisal for appropriateness and may adjust the value downward to consider selling and closing costs. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2024:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$352	Valuation of third party appraisal on underlying collateral	Loss severity rates	37% (37%)
Owner-occupied, nonfarm nonresidential properties	2,531	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-44% (25%)
Commercial and industrial	2,334	Valuation of third party appraisal on underlying collateral	Loss severity rates	9%-100% (31%)
Other construction loans and all land development loans and other land loans	1,196	Valuation of third party appraisal on underlying collateral	Loss severity rates	38% (38%)
Multifamily (5 or more) residential properties	19,773	Valuation of third party appraisal on underlying collateral	Loss severity rates	10% (10%)
Non-owner occupied, nonfarm nonresidential	5,225	Valuation of third party appraisal on underlying collateral	Loss severity rates	51% (51%)
Home equity lines of credit	290	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-29% (28%)
Residential mortgages secured by first liens	1,173	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-51% (34%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2023:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$736	Valuation of third party appraisal on underlying collateral	Loss severity rates	29%-31% (30%)
Owner-occupied, nonfarm nonresidential properties	5,589	Valuation of third party appraisal on underlying collateral	Loss severity rates	9%-100% (14%)
Commercial and industrial	7,425	Valuation of third party appraisal on underlying collateral	Loss severity rates	8%-75% (31%)
Other construction loans and all land development loans and other land loans	1,299	Valuation of third party appraisal on underlying collateral	Loss severity rates	32% (32%)
Multifamily (5 or more) residential properties	305	Valuation of third party appraisal on underlying collateral	Loss severity rates	28% (28%)
Non-owner occupied, nonfarm nonresidential	7,216	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-48% (43%)
Home equity lines of credit	308	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-17% (15%)
Residential mortgages secured by first liens	871	Valuation of third party appraisal on underlying collateral	Loss severity rates	17%-42% (31%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2024:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$443,035	$443,035	$—	$—	$443,035
Debt securities available-for-sale	468,546	14,810	453,736	—	468,546
Debt securities held-to-maturity	306,081	71,323	211,647	—	282,970
Equity securities	10,456	8,765	1,691	—	10,456
Loans held for sale	762	—	766	—	766
Net loans receivable	4,561,599	—	—	4,495,097	4,495,097
FHLB and other restricted stock holdings and investments	40,702	n/a	n/a	n/a	n/a
Interest rate swaps	423	—	423	—	423
Accrued interest receivable	24,739	385	2,766	21,588	24,739
Liabilities:
Deposits	$(5,371,364)	$(4,648,504)	$(718,328)	$—	$(5,366,832)
Subordinated debentures	(105,190)	—	(124,515)	—	(124,515)
Interest rate swaps	(423)	—	(423)	—	(423)
Accrued interest payable	(7,152)	—	(7,152)	—	(7,152)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2023:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$222,046	$222,046	$—	$—	$222,046
Debt securities available-for-sale (1)	341,955	4,988	336,967	—	341,955
Debt securities held-to-maturity (1)	388,968	104,141	256,429	—	360,570
Equity securities	9,301	8,667	634	—	9,301
Loans held for sale	675	—	677	—	677
Net loans	4,422,644	—	—	4,323,476	4,323,476
FHLB and other restricted stock holdings and investments	30,011	n/a	n/a	n/a	n/a
Interest rate swaps	1,013	—	1,013	—	1,013
Accrued interest receivable	24,318	410	2,319	21,589	24,318
Liabilities:
Deposits	$(4,998,750)	$(4,492,256)	$(508,181)	$—	$(5,000,437)
Subordinated debentures	(104,887)	—	(134,298)	—	(134,298)
Interest rate swaps	(1,013)	—	(1,013)	—	(1,013)
Accrued interest payable	(3,550)	—	(3,550)	—	(3,550)
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

5.  Secondary Market Mortgage Activities

Total loans serviced for others were $264.1 million and $258.5 million for the years ended December 31, 2024 and 2023, respectively.

The following summarizes secondary market mortgage activities for the years ended December 31, 2024, 2023, and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Loans originated for resale	$28,451	$17,874	$34,181
Proceeds from sales of loans held for sale	27,934	16,263	29,151
Net gains on sales of loans held for sale	770	447	1,285
Loan servicing fees	719	744	781

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2024, 2023, and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Balance, beginning of year	$1,554	$1,804	$1,664
Additions	244	114	232
Servicing rights acquired	—	—	—
Amortization	(547)	(364)	(92)
Balance, end of year	$1,251	$1,554	$1,804

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was not materially different than amortized cost at December 31, 2024 and 2023, respectively. No valuation allowance was deemed necessary at December 31, 2024, 2023, and 2022. The fair value of interest rate lock commitments and forward commitments to sell loans were not material at December 31, 2024 or 2023.

6.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Land	$9,043	$9,043
Premises and leasehold improvements	92,269	87,591
Furniture and equipment	48,833	45,703
Construction in process	1,965	2,047
	152,110	144,384
Less: accumulated depreciation	76,099	70,684
Premises and equipment, net	$76,011	$73,700

Depreciation on premises and equipment amounted to $5.8 million in 2024, $5.7 million in 2023 and $5.3 million in 2022.

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

Leases	Classification	December 31, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$37,764	$35,699
Finance lease assets	Finance lease right-of-use assets	14,951	—
Finance lease assets	Premises and equipment, net (1)	143	215
Total leased assets		$52,858	$35,914

Liabilities:
Operating lease liabilities	Operating lease liabilities	$40,315	$37,650
Finance lease liabilities	Accrued interest payable and other liabilities	15,151	294
Total leased liabilities		$55,466	$37,944
(1) Finance lease assets are recorded net of accumulated amortization of $1.1 million and $1.0 million as of December 31, 2024 and 2023, respectively.

The components of the Corporation's net lease expense for the years ended December 31, 2024, 2023, and 2022 were as follows:

Lease Cost	Classification	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost	Net occupancy expense	$3,066	$2,963	$2,264
Variable lease cost	Net occupancy expense	103	92	59
Finance lease cost:
Amortization of leased assets	Net occupancy expense	72	72	72
Interest on lease liabilities	Interest expense - borrowed funds	11	15	19
Sublease income (1)	Net occupancy expense	(96)	(93)	(79)
Gain on sale-leaseback transactions	Noninterest income - other	(63)	—	—
Net lease cost		$3,093	$3,049	$2,335
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of December 31, 2024:

Maturity of Lease Liabilities as of December 31, 2024	Operating Leases (1)	Finance Leases	Total
2025	$2,755	$843	$3,598
2026	2,737	843	3,580
2027	2,759	738	3,497
2028	2,827	783	3,610
2029	2,862	783	3,645
After 2029	51,757	32,228	83,985
Total lease payments	65,697	36,218	101,915
Less: Interest	25,382	21,067	46,449
Present value of lease liabilities	$40,315	$15,151	$55,466
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $5.6 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Other information related to the Corporation's lease liabilities as of December 31, 2024 and 2023 was as follows:

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	22.8	23.0
Finance leases	34.6	3.0

Weighted-average discount rate
Operating leases	4.22%	4.05%
Finance leases	5.24%	4.49%

Other information related to the Corporation's lease liabilities as of December 31, 2024 and 2023 was as follows:

Other Information	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used by operating leases	$1,052	$1,134

8.  Goodwill and Intangible Assets
Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
Balance, beginning of year	$43,749	$43,749
Acquired during the year	—	—
Balance, end of year	$43,749	$43,749

Impairment exists when the carrying value of goodwill exceeds its fair value. The Corporation completed its annual goodwill impairment test as of December 31, 2024 and concluded that no impairment charges were required as of that date. During the fourth quarter of 2023, the Corporation elected to change the timing of its annual goodwill impairment test from December 31 to November 30. The selection of November 30 as the annual testing date for the impairment of goodwill is intended to move the testing to a time period outside of the Corporation's annual financial reporting process to allow the Corporation additional time to complete the analysis. The Corporation believes that this change is preferable under the circumstances, and that this change does not accelerate, delay or avoid an impairment charge. The Corporation has also determined that a change in the annual testing date did not result in adjustments to the consolidated financial statements when applied retrospectively.

At November 30, 2024, the Corporation elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

Intangible Assets

In connection with its acquisition of Bank of Akron in 2020, the Corporation recorded a core deposit intangible asset of $613 thousand. During the year ended December 31, 2024, 2023, and 2022, the Corporation recorded amortization expense of $73 thousand, $84 thousand, and $96 thousand, respectively. The net carrying value at December 31, 2024 and 2023 was $206 thousand and $280 thousand, respectively. No other intangible assets were required to be recorded in connection with the acquisition of Bank of Akron.

Estimated amortization expense of core deposit intangible assets for each of the next five years is as follows:

2025	$62
2026	51
2027	40
2028	29
2029	18
Thereafter	6
Total	$206

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

As of December 31, 2024, the carrying amount of naming rights intangible assets was $125 thousand and no impairment indicators were identified during the year ended December 31, 2024.

Management evaluates events or changes in circumstances that may impact the indefinite useful life assessment of the naming rights intangible asset. If impairment indicators are identified, the Corporation will perform a qualitative or quantitative impairment test, as applicable.

9.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2024:

Time deposits maturing:
2025	$615,026
2026	93,785
2027	8,128
2028	3,308
2029	1,854
Thereafter	759
Total	$722,860

Certificates of deposit of $250 thousand or more totaled $131.1 million and $100.2 million at December 31, 2024 and 2023, respectively.

The Corporation had $185.0 million in brokered deposits as of December 31, 2024 compared to $208.3 million at December 31, 2023. In addition, the Corporation had $924.6 million and $739.3 million in reciprocal deposits at December 31, 2024 and December 31, 2023, respectively.

10.  Borrowings

At December 31, 2024 and 2023, the Corporation had available one $10 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings on the line of credit at December 31, 2024 and 2023.

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

Total loans pledged to the FHLB at December 31, 2024, and 2023, were $2.1 billion and $1.8 billion, respectively. The Bank could obtain advances of up to approximately $1.2 billion from the FHLB at December 31, 2024, and $993.8 million at December 31, 2023.

At December 31, 2024, and December 31, 2023, outstanding advances from the FHLB were as follows:

	2024	2023
Open Repo borrowing at an interest rate of 4.71% and 5.68% at December 31, 2024 and December 31, 2023. The maximum amount of the Open Repo borrowing available is $250,000.	$—	$—
Total	$—	$—

At December 31, 2024 and 2023, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $157.7 million and $155.7 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program. At December 31, 2024, the Bank had borrowing capacity through the Federal Reserve BIC program of $211.0 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At December 31, 2024, the Bank has pledged certain qualifying loans with an unpaid principal balance of $209.0 million and securities with a carrying value of $77.9 million as collateral.

Other Borrowings

At December 31, 2024 and 2023, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based on the three-month LIBOR plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 6.17% at December 31, 2024 and 7.20% at December 31, 2023. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.4 million and $0.7 million as of December 31, 2024 and December 31, 2023, respectively.

11.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan. The plan permits eligible employees to make pre-tax and Roth contributions up to 70% of salary. Employees 21 years of age or over with a minimum of 90 days of service are eligible for matching contributions by the Corporation at 100% of elective contributions not to exceed 5% of plan salary. The Corporation’s matching contribution and related expenses were $2.4 million, $1.8 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. A profit sharing discretionary non-contributory pension plan component is in place for employees 21 years of age or over with a minimum of one-year with 1,000 hours of service and allows employer contributions in an amount equal to a percentage of eligible compensation plus 5.7% of the compensation in excess of $169 thousand, subject to a $345 thousand salary limit. The Corporation recognized profit sharing expense of $1.4 million, $3.6 million, and $2.9 million for the years ended December 31, 2024, 2023, and 2022 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. Additionally, on December 31, 2021, the Corporation adopted a Defined Contribution Plan for several employees (the "DCP"), pursuant to which the Corporation will make certain annual contributions to the DCP on the employee's behalf, which will be paid to the employee following their termination of employment from the Corporation or, if earlier, upon the employee becoming disabled. The DCP became effective as of January 2, 2022. The SERP and DCP are considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP and DCP are payable from the general assets of the Corporation.

At December 31, 2024 and 2023, obligations of $10.5 million and $10.0 million, respectively, were included in other liabilities for the SERP and DCP. Expenses related to the SERP and DCP were $866 thousand for the year ended December 31, 2024, $565 thousand for the year ended December 31, 2023, and $1.3 million for the year ended December 31, 2022.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2024 and 2023, obligations of $1.3 million and $1.3 million, respectively, were included in other liabilities for this plan. Expenses (benefits) related to this plan were $(17) thousand for the year ended December 31, 2024, $(213) thousand for the year ended December 31, 2023, and $81 thousand for the year ended December 31, 2022.

12.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Balance, beginning of year	$4,108	$3,650	$3,675
Deferrals, dividends, and changes in fair value	845	638	(2)
Deferred compensation payments	(241)	(180)	(23)
Balance, end of year	$4,712	$4,108	$3,650

13.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2024, 2023, and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Current – federal	$12,863	$11,446	$15,494
Current – state	1,104	1,252	1,346
Deferred – federal	(1,124)	1,110	(1,618)
Deferred – state	(59)	1	(196)
Income tax expense	$12,784	$13,809	$15,026

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	December 31, 2024	%	December 31, 2023	%	December 31, 2022	%
Tax at statutory rate	$14,146	21.0%	$15,084	21.0%	$16,425	21.0%
Tax exempt income, net	(1,139)	(1.7)	(1,090)	(1.5)	(1,036)	(1.3)
Bank owned life insurance	(653)	(1.0)	(619)	(0.9)	(721)	(0.9)
Tax credits, net of amortization	(160)	(0.2)	(173)	(0.3)	(193)	(0.3)
Effect of state tax	826	1.2	990	1.4	908	1.2
Other	(236)	(0.4)	(383)	(0.5)	(357)	(0.5)
Income tax expense	$12,784	18.9%	$13,809	19.2%	$15,026	19.2%

The following table sets forth deferred taxes as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$10,895	$10,515
Fair value adjustments – business combination	685	771
Deferred compensation	4,026	3,693
Net operating loss carryover	493	516
Post-retirement benefits	509	605
Unrealized loss on equity securities	197	129
Nonaccrual loan interest	563	476
Accrued expenses	609	579
Deferred fees and costs	25	557
Unrealized loss on securities available-for-sale	10,852	11,308
Unrealized loss on securities held-to-maturity	963	1,108
Lease liability	12,360	8,509
Other	547	453
	42,724	39,219
Deferred tax liabilities:
Premises and equipment	3,054	3,761
Intangibles – section 197	2,475	2,487
Mortgage servicing rights	278	345
Lease asset	11,839	8,128
Other	633	571
	18,279	15,292
Net deferred tax asset	$24,445	$23,927

At December 31, 2024 and 2023, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

At December 31, 2024, the Corporation had state net operating loss carryforwards of $14.8 million related to the acquisition of Bank of Akron, which will expire at various dates from 2034 to 2039. The Corporation's ability to utilize carryforwards is limited to $363 thousand per year. Due to this limitation, management has determined it is more likely than not that approximately $9.5 million of net operating loss carryforwards will expire unutilized.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2024, 2023, and 2022, there were no amounts accrued for interest and/or penalties and no amounts recorded as expense for the years ending December 31, 2024, 2023, and 2022.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as filing various state returns. The Corporation is no longer subject to U.S. federal income tax examinations by the taxing authorities for years prior to 2021. Tax years 2021 through 2024 are open to examination.

14.  Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2024 were as follows:

Beginning balance	$40,129
New loans and advances	5,492
Effect of changes in composition of related parties	2,859
Repayments	(16,791)
Ending balance	$31,689

Deposits from principal officers, directors, and their affiliates were $12.1 million and $11.4 million at December 31, 2024 and 2023, respectively.

15. Stock-Based Compensation

The Corporation has a stock incentive plan, which is administered by a committee of the Board of Directors and which permits the Corporation to provide various types of stock-based compensation to its key employees, directors, and/or consultants, including time-based and performance-based shares of restricted stock. The Corporation previously maintained the CNB Financial Corporation 2009 Stock Incentive Plan, which terminated in accordance with its terms on February 10, 2019, and currently maintains the CNB Financial Corporation 2019 Omnibus Incentive Plan (the "2019 Stock Incentive Plan"), which was approved by the Corporation’s shareholders and became effective on April 16, 2019. The Corporation does not have a policy or practice on the timing of awards of options in relation to the disclosure of material nonpublic information because the Corporation does not issue nor does it have any outstanding options. The Executive Compensation and Personnel Committee generally grants equity awards annually at a regularly scheduled meeting in connection with its annual compensation review process in the first quarter of the fiscal year. On occasion, the Executive Compensation and Personnel Committee may grant equity awards outside of its annual grant cycle for new hires, promotions, recognition, retention, or other purposes. The Executive Compensation and Personnel Committee does not have a practice or policy of granting equity awards in anticipation of the release of material nonpublic information and, in any event, we do not time the release of material non-public information in coordination with grants of equity awards for the purpose of affecting the value of executive compensation.

The 2019 Stock Incentive Plan provides for up to 507,671 shares of common stock to be awarded in the form of nonqualified options or restricted stock. For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. All stock-based compensation grants during the years ending December 31, 2024, 2023, and 2022 and outstanding at December 31, 2024, 2023, and 2022 were time-based and performance-based restricted stock.

During the years ended December 31, 2024, 2023, and 2022, the Executive Compensation and Personnel Committee of the Corporation's Board of Directors granted a total of 130,857, 105,185, and 57,823 shares, respectively, of time-based restricted common stock to certain key employees and all independent directors of the Corporation.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $2.2 million, $1.7 million, and $1.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $467 thousand, $354 thousand, and $262 thousand for the years ended December 31, 2024, 2023, and 2022, respectively.

A summary of changes in time-based unvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value
Non-vested at January 1, 2024	124,934	$24.09
Granted	112,828	21.26
Forfeited	(15,044)	22.98
Vested	(44,162)	24.17
Non-vested at December 31, 2024	178,556	$22.37

The above table excludes 18,029 shares in restricted stock awards that were granted to the Corporation’s Board of Directors at a weighted average fair value of $21.35 and immediately vested. As of December 31, 2024 and 2023, there was $2.7 million and $2.1 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2019 Stock Incentive Plan. The fair value of shares vesting during the year end December 31, 2024, 2023, and 2022 was $1.4 million, $1.0 million, and $1.4 million, respectively. As of December 31, 2024, there were zero outstanding unvested restricted stock awards granted to the Corporation's Board of Directors.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards ("PBRSAs") to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. Awards with a maximum of 44,988 shares, 35,129 shares, and 13,761 shares in aggregate were granted to key employees in 2024, 2023, and 2022, respectively. As of December 31, 2024, there were a maximum 85,785 shares outstanding related to PBRSAs.

Total compensation expense related to the PBRSAs and included in the above compensation expense total was $431 thousand, $235 thousand and $91 thousand for 2024, 2023, and 2022, respectively. Estimated remaining unearned compensation related to PBRSAs at December 31, 2024 was $562 thousand.

In 2023, the 2021 PBRSAs were fully earned and in 2024, 9,667 shares were fully distributed. The fair value of the 9,667 shares distributed in 2024 was $206 thousand. In 2022, the 2020 PBRSAs were fully earned and in 2023, 4,118 shares were fully distributed. The fair value of the 4,118 shares distributed in 2023 was $99 thousand.

The number of authorized stock-based awards still available for grant as of December 31, 2024 was 26,728.

16.  Regulatory Capital Matters

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action ("PCA") regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. The net unrealized gain or loss on AFS debt securities is excluded from computing regulatory capital. Management believes as of December 31, 2024 the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2024 and 2023. The capital adequacy ratio includes the capital conservation buffer.

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital to Risk Weighted Assets
Consolidated	$764,161	16.16%	$496,541	10.50%	N/A	N/A
Bank	639,971	13.59	494,609	10.50	$471,057	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	634,131	13.41	401,962	8.50	N/A	N/A
Bank	596,615	12.67	400,398	8.50	376,845	8.00
Common equity Tier 1 to Risk Weighted Assets
Consolidated	556,346	11.76	331,028	7.00	N/A	N/A
Bank	589,236	12.51	329,740	7.00	306,187	6.50
Tier 1 (Core) Capital to Average Assets
Consolidated	634,131	10.43	243,290	4.00	N/A	N/A
Bank	596,615	9.84	242,432	4.00	303,040	5.00
December 31, 2023
Total Capital to Risk Weighted Assets
Consolidated	$725,091	15.99%	$476,235	10.50%	N/A	N/A
Bank	603,409	13.36	474,339	10.50	$451,751	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	598,785	13.20	385,523	8.50	N/A	N/A
Bank	563,412	12.47	383,989	8.50	361,401	8.00
Common equity Tier 1 to Risk Weighted Assets
Consolidated	521,000	11.49	317,490	7.00	N/A	N/A
Bank	556,033	12.31	316,226	7.00	293,638	6.50
Tier 1 (Core) Capital to Average Assets
Consolidated	598,785	10.54	227,231	4.00	N/A	N/A
Bank	563,412	9.86	228,573	4.00	285,716	5.00
(1) The minimum amounts and ratios as of December 31, 2024 and 2023 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. During 2024, $704.5 million of accumulated net earnings of the Bank included in consolidated shareholders’ equity, plus any 2025 net profits retained to the date of the dividend declared, is available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.
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

As of December 31, 2024 and 2023, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023, and 2022:

Liability Derivative
	Balance Sheet	Fair value
	Location	December 31, 2024	December 31, 2023
Interest rate contract	Accrued interest receivable (payable) and other assets (liabilities)	$—	$—

For the Year Ended December 31, 2024	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$—	Interest expense – subordinated debentures		$—	Other income	$—
For the Year Ended December 31, 2023
Interest rate contract	(119)	Interest expense – subordinated debentures		151	Other income	—
For the Year Ended December 31, 2022
Interest rate contract	425	Interest expense – subordinated debentures		(127)	Other income	—
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

The Corporation pledged cash collateral to another financial institution with a balance $173 thousand as of December 31, 2024 and $173 thousand as of December 31, 2023. This balance is included in cash and due from banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions. Effective on September 30, 2023, the Corporation amended all of the back-to-back swap contracts to reference the 1-month SOFR plus a credit spread adjustment of 11.448 basis points "Fallback SOFR."

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of December 31, 2024 and 2023:

		Fair Value
	Notional Amount	Asset		Liability
December 31, 2024	$65,629	$423	(a)	$423	(b)
December 31, 2023	$21,302	$1,013	(a)	$1,013	(b)

(a)Reported in accrued interest receivable and other assets within the consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the consolidated balance sheets

Risk Participation Agreements

The Corporation’s existing credit derivatives result from participation in or out of interest rate swaps provided by or to external lenders as part of loan participation arrangements, and therefore, are not used to manage interest rate risk in the Corporation’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain lenders which participate in loans.

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institutions related to loans in which the Corporation is a participant in. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $21.3 million as of December 31, 2024 and $21.7 million as of December 31, 2023.

The Corporation entered into RPA swaps with other financial institutions related to loans in which the Corporation is a participant out. The RPA provides credit protection to the Corporation should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $25.5 million as of December 31, 2024 and zero as of December 31, 2023.

The fair value of the RPA swaps was $11 thousand and $49 thousand as of December 31, 2024 and December 31, 2023, respectively, and is reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets.

18.  Off-Balance Sheet Commitments and Contingencies

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

As of December 31, 2024 and 2023, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 12, "Derivative Instruments," for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$130,087	$321,677	$111,526	$370,437
Unused lines of credit	24,037	851,846	11,219	789,534
Standby letters of credit	19,301	2,797	18,649	2,480

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the years ended December 31, 2024, 2023, and 2022, respectively:

	Year ended December 31,
	2024	2023	2022
Beginning balance	$759	$603	$—
Provision for credit losses on unfunded loan commitments (1)	185	156	603
Ending balance	$944	$759	$603
(1) Excludes provision for credit losses related to the loan portfolio.

Investments in Small Business Investment Corporation and Community Development Entities

The Corporation makes investments in limited partnerships, including certain small business investment corporations ("SBICs") and community development entities ("CDEs"). Capital contributions for investments in SBICs and CDEs, reported in FHLB and other restricted stock holdings and investment on the consolidated balance sheet, as of December 31, 2024 and 2023, were $23.5 million and $21.7 million, respectively. Unfunded capital commitments in investments in SBIC's and other limited partnerships totaled $8.0 million and $6.8 million as of December 31, 2024 and 2023, respectively. These investments are accounted for under the equity method of accounting.

Investments in Qualified Affordable Housing Project Investments

The carrying value of investments in the low-income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of December 31, 2024 and 2023 were $7.3 million and $3.8 million, respectively. The related amortization for the years ended December 31, 2024 2023, and 2022 were $711 thousand, $747 thousand, and $803 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the consolidated balance sheet, as of December 31, 2024 and 2023, were $3.7 million and $796 thousand, respectively.

Investments in Federal and State Rehabilitation/Historic Tax Credit

From time to time, the Corporation invests in certain limited partnerships that were formed to provide certain federal and state rehabilitation/historic tax credits. The carrying value of these investments, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of December 31, 2024 and 2023 were $4.1 million and zero, respectively. The investments do not have any related amortization for the years ended December 31, 2024, 2023, and 2022, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the consolidated balance sheets, as of December 31, 2024 and December 31, 2023, were $3.2 million and zero, respectively.

Litigation

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Corporation.

19. Parent Company Only Financial Information

CONDENSED BALANCE SHEETS	December 31,
	2024	2023
Assets
Cash	$100,702	$100,427
Equity securities	1,525	1,795
Investment in bank subsidiary	585,725	548,493
Investment in non-bank subsidiaries	25,216	23,262
Deferred assets and current receivables	2,021	1,894
Other assets	956	925
Total assets	$716,145	$676,796
Liabilities
Subordinated notes and debentures	$105,190	$104,887
Other liabilities	260	662
Total liabilities	105,450	105,549
Stockholders' equity	610,695	571,247
Total liabilities and stockholders' equity	$716,145	$676,796

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
Income:	2024	2023	2022
Dividends from:
Bank subsidiary	$22,185	$22,295	$21,225
Non-bank subsidiaries	1,320	1,325	1,431
Other	201	240	198
Total income	23,706	23,860	22,854
Expenses	(7,035)	(7,084)	(6,112)
Income before income taxes and equity in undistributed net income of subsidiaries:	16,671	16,776	16,742
Change in net unrealized holdings (losses) on equity securities not held for trading	(290)	(722)	(132)
Income tax benefit	1,513	1,606	1,422
Equity in undistributed net income of bank subsidiary	34,755	38,702	43,846
Equity in undistributed (distributions in excess) of net income of non-bank subsidiaries	1,926	1,658	1,310
Net income	54,575	58,020	63,188
Dividends on preferred stock	(4,302)	(4,302)	(4,302)
Net income available to common stockholders	$50,273	$53,718	$58,886

Comprehensive income attributable to the parent	$54,575	$58,020	$63,613

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2024	2023	2022
Net income
Adjustments to reconcile net income to net cash provided by	$54,575	$58,020	$63,188
Operating activities:
Equity in undistributed net income of bank subsidiary	(34,755)	(38,702)	(43,846)
(Equity in undistributed) distributions in excess of net income of non–bank subsidiaries	(1,926)	(1,658)	(1,310)
Net realized and unrealized (gains) losses on equity securities	(290)	700	132
Increase (decrease) in other assets	174	(230)	609
Increase in other liabilities	2,734	2,064	1,571
Net cash provided by operating activities	20,512	20,194	20,344
Cash flows from investing activities:
Purchase of equity securities	(20)	(41)	(32)
Sales and maturities of equity securities with readily determinable fair value	—	296	—
Investment in bank subsidiaries	—	(37,000)	—
Net cash used in investing activities	(20)	(36,745)	(32)
Cash flows from financing activities:
Dividends paid on common stock	(14,912)	(14,694)	(12,557)
Dividends paid on preferred stock	(4,302)	(4,302)	(4,302)
Purchase of treasury stock	(1,003)	(6,858)	(1,707)
Net proceeds from issuance of common stock	—	—	94,051
Net cash provided by financing activities	(20,217)	(25,854)	75,485
Net (decrease) increase in cash	275	(42,405)	95,797
Cash beginning of year	100,427	142,832	47,035
Cash end of year	$100,702	$100,427	$142,832

20. Earnings Per Share

The computation of basic and diluted earnings per common share is shown below. There were no anti-dilutive stock options for the years ended December 31, 2024, 2023, and 2022.

	Years Ended December 31,
	2024	2023	2022
Basic earnings per common share computation
Net income per consolidated statements of income	$50,273	$53,718	$58,886
Net earnings allocated to participating securities	(388)	(283)	(229)
Net earnings allocated to common stock	$49,885	$53,435	$58,657
Distributed earnings allocated to common stock	$14,785	$14,607	$12,508
Undistributed earnings allocated to common stock	35,100	38,828	46,149
Net earnings allocated to common stock	$49,885	$53,435	$58,657
Weighted average common shares outstanding, including shares considered participating securities	20,993	21,010	18,057
Less: Average participating securities	(155)	(106)	(70)
Weighted average shares	20,838	20,904	17,987
Basic earnings per common share	$2.39	$2.56	$3.26
Diluted earnings per common share computation
Net earnings allocated to common stock	$49,885	$53,435	$58,657
Weighted average common shares outstanding for basic earnings per common share	20,838	20,904	17,987
Add: Dilutive effects of performance based-shares	62	40	33
Weighted average shares and dilutive potential common shares	20,900	20,944	18,020
Diluted earnings per common share	$2.39	$2.55	$3.26

21. Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2024, 2023, and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Unrealized holding gains (losses) on available-for-sale securities	$2,245	$7,785	$(67,167)
Less reclassification adjustment for gains recognized in earnings	(74)	(52)	(651)
Net unrealized gains (losses)	2,171	7,733	(67,818)
Tax effect	(456)	(1,624)	14,242
Net-of-tax amount	1,715	6,109	(53,576)
Amortization of unrealized gains from held-to-maturity securities	690	748	1,107
Tax effect	(145)	(157)	(232)
Net-of-tax amount	545	591	875
Actuarial gains (losses) on postemployment health care plan	478	(2)	303
Net amortization of transition obligation and actuarial gain	(168)	(174)	(113)
Net unrealized gains (losses) on postemployment health care plan	310	(176)	190
Tax effect	(65)	37	(40)
Net-of-tax amount	245	(139)	150
Unrealized gains on interest rate swap	—	—	411
Less reclassification adjustment for gains (losses) recognized in earnings	—	(151)	127
Net unrealized gains (losses)	—	(151)	538
Tax effect	—	32	(113)
Net-of-tax amount	—	(119)	425
Other comprehensive income (loss)	$2,505	$6,442	$(52,126)

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2024, 2023, and 2022.

	Balance December 31, 2023	Comprehensive Income (Loss)	Balance December 31, 2024
Unrealized gains on securities available-for-sale	$(48,173)	$1,715	$(46,458)
Amortization of unrealized gains from held-to-maturity securities	1,466	545	2,011
Unrealized gains on postretirement benefits plan	629	245	874
Total	$(46,078)	$2,505	$(43,573)

	Balance December 31, 2022	Comprehensive Income (Loss)	Balance December 31, 2023
Unrealized gains on securities available-for-sale	$(54,282)	$6,109	$(48,173)
Amortization of unrealized gains from held-to-maturity securities	875	591	1,466
Unrealized losses on postretirement benefits plan	768	(139)	629
Unrealized losses on interest rate swap	119	(119)	—
Total	$(52,520)	$6,442	$(46,078)

	Balance January 1, 2022	Comprehensive Income (Loss)	Balance December 31, 2022
Unrealized losses on securities available-for-sale	$(706)	$(53,576)	$(54,282)
Amortization of unrealized gains from held-to-maturity securities	—	875	875
Unrealized gains on postretirement benefits plan	618	150	768
Unrealized gains on interest rate swap	(306)	425	119
Total	$(394)	$(52,126)	$(52,520)

22. Segment Reporting

The Corporation generates revenue through the operation of a full-service bank and manages the business activities on a consolidated basis. The nature of the products and services offered, and the types of customers served are similar across the geographic footprint the Bank operates in. The banking segment derives its revenue primarily through the operations as a full-service bank engaging in a full range of banking activities and services, including trust and wealth management services, for individual, business, governmental, and institutional customers. There are branch offices located in Pennsylvania, Ohio, New York and Virginia. The accounting policies of the banking segment are the same as those described in the summary of significant accounting policies. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

The Corporation’s CODM is the Chief Executive Officer, Michael D. Peduzzi. The CODM assesses performance for the banking segment and decides how to allocate resources based on consolidated net income as reported on the income statement. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses net income to evaluate overall financial performance and profitability, and it is utilized as a key metric in evaluating the achievement of the corporation’s strategic plan. Net income is used to monitor budget versus actual results. The comparison of budgeted versus actual net income results are used in assessing the banking segment’s performance and in establishing management’s compensation.

Information reported internally for performance assessment by the CODM follows, including reconciliation to the financial statements.

	Year ended December 31,
	2024	2023	2022
Interest and Dividend Income:
Loans including fees
Interest and fees on loans	$293,544	$273,220	$194,149
PPP fees	—	3	1,889
Investment Securities	31,926	20,473	17,700
Total interest and dividend income	325,470	293,696	213,738
Interest Expense:
Deposits	133,493	97,770	19,833
Borrowed funds	4,508	6,097	4,246
Total interest expense	138,001	103,867	24,079
NET INTEREST INCOME	187,469	189,829	189,659
PROVISION FOR CREDIT LOSS EXPENSE	9,222	5,993	8,589
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	178,247	183,836	181,070
NON-INTEREST INCOME:
Service charges on deposit accounts	6,990	7,372	7,206
Other service charges and fees	2,973	3,010	3,196
Wealth and asset management fees	7,845	7,251	7,172
Security gains (losses), net	828	(335)	(498)
Mortgage banking	673	676	1,237
Bank owned life insurance	3,110	2,945	3,433
Card processing and interchange income	8,666	8,301	7,797
Other non-interest income	8,029	4,115	5,223
Total non-interest income	39,114	33,335	34,766
NON-INTEREST EXPENSES:
Salaries	54,089	50,871	44,495
Incentive	2,465	2,847	9,875
Benefits	17,982	17,344	17,090
Net occupancy expense	14,737	14,509	13,298
Technology expense	21,805	20,202	17,041
State and local taxes	4,726	4,126	4,078
Legal, professional and examination fees	4,217	4,414	4,173
Advertising	2,545	3,133	2,887
FDIC insurance	3,718	3,879	2,796
Card processing and interchange expenses	4,575	5,025	4,801
Other non-interest expenses	19,143	18,992	17,088
Total non-interest expenses	150,002	145,342	137,622
INCOME BEFORE INCOME TAXES	67,359	71,829	78,214
INCOME TAX EXPENSE	12,784	13,809	15,026
SEGMENT NET INCOME	$54,575	$58,020	$63,188

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
CONSOLIDATED NET INCOME	$54,575	$58,020	$63,188

Reconciliation of assets
Adjustments and reconciling items	—	—
TOTAL CONSOLIDATED ASSETS	$6,192,010	$5,752,957

23. Subsequent Events

On January 9, 2025, the Corporation and CNB Bank entered into a definitive merger agreement (the “Merger Agreement”) with ESSA Bancorp, Inc. (“ESSA”) and its subsidiary bank, ESSA Bank & Trust Company (“ESSA Bank”), pursuant to which the Corporation will acquire ESSA in an all-stock transaction. Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of each party, ESSA will merge with and into the Corporation, with the Corporation as the surviving entity, and immediately thereafter, ESSA Bank will merge with and into the Bank, with the Bank as the surviving bank (the “Merger”). Under the terms of the Merger Agreement, each outstanding share of ESSA common stock will be converted into the right to receive 0.8547 shares of the Corporation’s common stock. The transaction is currently expected to close in the third quarter of 2025, subject to customary closing conditions, including the receipt of regulatory approvals and approvals by the shareholders of ESSA and the Corporation.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Forvis Mazars, LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Annual Report on Form 10-K.

/s/ Michael D. Peduzzi	/s/ Tito L. Lima
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 6, 2025	Date: March 6, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Corporation, nor the Corporation itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Registration Statement on Form S-4, as amended, which is deemed to be a definitive proxy statement under Section 14a-6 of the Securities Exchange Act of 1934, filed with the SEC on March 3, 2025 (the "2025 Proxy Statement"), under the captions "CNB Proposal 2 – Election of Directors," "CNB Executive Officers," "CNB Corporate Governance – Meetings and Committees of the CNB Board of Directors – Audit Committee," "Certain Transactions With CNB Related Persons" and "Delinquent Section 16(a) Reports."

The Corporation’s Board of Directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.cnbbank.bank.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2025 Proxy Statement, including the information in the 2025 Proxy Statement appearing under the captions "CNB Compensation Discussion and Analysis," "Compensation of CNB Executive Officers," "CNB Compensation Committee Report," and "Compensation of CNB Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2025 Proxy Statement, including the information in the 2025 Proxy Statement appearing under the captions "Security Ownership of Certain Beneficial Owners of CNB Common Stock and CNB Management" and "CNB Proposal 3 – The Incentive Plan Proposal – Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2025 Proxy Statement, including the information in the 2025 Proxy Statement appearing under the captions "CNB Proposal 2 – Election of Directors," "CNB Corporate Governance," and "Certain Transactions With CNB Related Persons."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2025 Proxy Statement, including the information in the 2025 Proxy Statement appearing under the captions "CNB Corporate Governance – Meetings and Committees of the CNB Board of Directors – Audit Committee," "CNB Proposal 5 – The Auditor Ratification Proposal."

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Forvis Mazars, LLP, Indianapolis, IN, (U.S. PCAOB Auditor Firm I.D.: 686);
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3) The following exhibits are filed as a part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 9, 2025, by and among CNB Financial Corporation, CNB Bank, ESSA Bancorp, Inc. and ESSA Bank & Trust (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 10, 2025).

3.1	Third Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2024)

3.2	Third Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on April 18, 2024)

3.3	Statement with Respect to Shares of 7.125% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, effective as of August 25, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2022)

4.2	Form of Certificate representing the 7.125% Series A Fixed-Rated Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.3	Deposit Agreement, dated August 25, 2020, among CNB Financial Corporation, American Stock Transfer & Trust Company, LLC, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.4	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.3 of the Registration Statement on Form 8-A filed on August 25, 2020)

4.5	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2021)

10.1(1)	CNB Financial Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

10.2(1)	Form of CNB Financial Corporation 2019 Omnibus Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

Exhibit No.	Description

10.3(1)	Form of CNB Financial Corporation 2019 Omnibus Incentive Plan Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.4(1)	Letter Agreement, dated April 4, 2022, by and between CNB, CNB Bank and Joseph E. Dell, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2022)

10.5(1)	Executive Employment Agreement, dated March 23, 2020, by and between CNB Financial Corporation, CNB Bank and Tito L. Lima (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2020)

10.6(1)
Executive Employment Agreement, dated August 30, 2021, by and between CNB Financial Corporation, CNB Bank and Martin T. Griffith (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 3, 2021)

10.7(1)	Executive Employment Agreement, dated November 27, 2023, by and between CNB Financial Corporation, CNB Bank and Michael Peduzzi (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2023)

10.8(1)	Executive Employment Contract, dated October 7, 2015, by and between CNB Bank and Leanne D. Kassab (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.9(1)	Supplemental Executive Retirement Plan for Michael D. Peduzzi, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.10	Form of Subordinated Note Purchase Agreement, dated June 3, 2021, by and among CNB Financial Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2021)

10.11(1)	Defined Contribution Plan for Tito L. Lima, effective as of January 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2022)

10.12(1)	Defined Contribution Plan for Leanne Kassab, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.13(1)	Executive Deferred Compensation Plan, amended and restated, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.14(1)	Executive Deferred Compensation Plan Amendment No. 1, dated as of January 19, 2015 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.15(1)	Amendment No. 1 to Defined Contribution Plan for Tito L. Lima (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.16(1)	Amendment No. 1 to Defined Contribution Plan for Leanne Kassab (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.17(1)	Amendment No. 1 to Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.18(1)	Schedule A to Supplemental Executive Retirement Plan for Michael D. Peduzzi (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

Exhibit No.	Description

10.19(1)	Schedule A to Supplemental Executive Retirement Plan for Tito L. Lima (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.20(1)	Schedule A to Supplemental Executive Retirement Plan for Leanne Kassab (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.21(1)	Schedule A to Supplemental Executive Retirement Plan for Martin Griffith (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.22(1)	Executive Employment Contract, dated September 3, 2020, by and between CNB Bank and Gregory M. Dixon

10.23(1)	Executive Employment Contract, dated May 18, 2021, by and between CNB Bank and Angela D. Wilcoxson

10.24(1)	Defined Contribution Plan for Gregory Dixon , effective as of January 2, 2022

19	Insider Trading and Reporting Compliance Policy

21	List of subsidiaries of CNB Financial Corporation (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

23.1	Consent of FORVIS, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed on March 7, 2024)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
(1) Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 6, 2025	By:	/s/ Michael D. Peduzzi
MICHAEL D. PEDUZZI
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2025.

/s/ Michael D. Peduzzi	/s/ Jeffrey S. Powell
MICHAEL D. PEDUZZI	JEFFREY S. POWELL, Chairperson
President and Director
(Principal Executive Officer)

/s/ Tito L. Lima	/s/ Richard B. Seager
TITO L. LIMA	RICHARD B. SEAGER, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ N. Michael Obi	/s/ Francis X. Straub, III
N. MICHAEL OBI, Director	FRANCIS X. STRAUB, III, Director

/s/ Joel E. Peterson	/s/ Peter C. Varischetti
JOEL E. PETERSON, Director	PETER C. VARISCHETTI, Director

/s/ Deborah Dick Pontzer	/s/ Julie M. Young
DEBORAH DICK PONTZER, Director	JULIE M. YOUNG, Director

/s/ Nicholas N. Scott
NICHOLAS N. SCOTT, Director