Form 10-Q
period 2025-03-31
CNB FINANCIAL CORP/PA
filed 2025-05-07
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of May 6, 2025:
COMMON STOCK, NO PAR VALUE PER SHARE: 20,979,344 SHARES

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

Factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) adverse changes or conditions in capital and financial markets, including actual or potential stresses in the banking industry; (ii) changes in interest rates; (iii) the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs; (iv) effectiveness of our data security controls in the face of cyber attacks and any reputational risks following a cybersecurity incident; (v) changes in general business, industry or economic conditions or competition; (vi) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (vii) adverse economic effects from international trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, or similar events impacting economic activity; (viii) governmental approvals of the Corporation's pending merger with ESSA Bancorp, Inc. (“ESSA”) may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; (ix) higher than expected costs or other difficulties related to integration of combined or merged businesses; (x) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (xi) changes in the quality or composition of our loan and investment portfolios; (xii) adequacy of loan loss reserves; (xiii) increased competition; (xiv) loss of certain key officers; (xv) deposit attrition; (xvi) rapidly changing technology; (xvii) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xviii) changes in the cost of funds, demand for loan products or demand for financial services; and (xix) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents due from banks	$68,745	$63,771
Interest-bearing deposits with Federal Reserve	447,053	375,009
Interest-bearing deposits with other financial institutions	4,359	4,255
Total cash and cash equivalents	520,157	443,035
Debt securities available-for-sale, at fair value (amortized cost of $559,354 and $520,223, respectively)	516,442	468,546
Debt securities held-to-maturity, at amortized cost (fair value of $263,394 and $282,970, respectively)	282,159	306,081
Equity securities	10,293	10,456
Loans held for sale	860	762
Loans receivable
Syndicated loans	69,189	79,882
Loans	4,540,820	4,529,074
Total loans receivable	4,610,009	4,608,956
Less: allowance for credit losses	(47,357)	(47,357)
Net loans receivable	4,562,652	4,561,599
FHLB and other restricted stock holdings and investments	41,844	40,702
Premises and equipment, net	76,323	76,011
Operating & finance lease right-of-use assets	52,213	52,715
Bank owned life insurance	118,338	117,579
Mortgage servicing rights	1,147	1,251
Goodwill and other intangibles	43,874	43,874
Core deposit intangible, net	190	206
Accrued interest receivable and other assets	69,016	69,193
Total Assets	$6,295,508	$6,192,010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$842,398	$819,680
Interest-bearing demand deposits	719,460	706,796
Savings	3,160,618	3,122,028
Certificates of deposit	737,602	722,860
Total deposits	5,460,078	5,371,364
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,646	84,570
Operating lease liabilities	40,030	40,315
Accrued interest payable and other liabilities	65,626	64,446
Total liabilities	5,671,000	5,581,315
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at March 31, 2025 and December 31, 2024	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,235,503 at March 31, 2025 and 21,235,503 at December 31, 2024	—	—
Additional paid in capital	220,254	219,876
Retained earnings	387,925	381,296
Treasury stock, at cost (255,258 shares at March 31, 2025 and 247,511 shares December 31, 2024)	(4,944)	(4,689)
Accumulated other comprehensive loss	(36,512)	(43,573)
Total shareholders’ equity	624,508	610,695
Total Liabilities and Shareholders’ Equity	$6,295,508	$6,192,010

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended March 31,
	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$72,379	$71,513
Securities:
Taxable	9,745	6,136
Tax-exempt	156	167
Dividends	99	89
Total interest and dividend income	82,379	77,905
INTEREST EXPENSE:
Deposits	32,634	31,548
Borrowed funds and finance lease liabilities	236	3
Subordinated notes and debentures	1,078	1,132
Total interest expense	33,948	32,683
NET INTEREST INCOME	48,431	45,222
PROVISION FOR CREDIT LOSS EXPENSE	1,556	1,320
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	46,875	43,902
NON-INTEREST INCOME:
Service charges on deposit accounts	1,714	1,694
Other service charges and fees	510	695
Wealth and asset management fees	1,796	1,802
Net realized and unrealized gains (losses) on equity securities	(249)	191
Mortgage banking	96	196
Bank owned life insurance	760	767
Card processing and interchange income	2,107	2,016
Other non-interest income	1,773	1,594
Total non-interest income	8,507	8,955
NON-INTEREST EXPENSES:
Compensation and benefits	20,564	18,787
Net occupancy expense	4,038	3,640
Technology expense	5,378	5,072
State and local taxes	1,292	1,143
Legal, professional, and examination fees	849	1,172
Advertising	514	685
FDIC insurance premiums	985	990
Card processing and interchange expenses	1,160	1,179
Merger costs	1,529	—
Other non-interest expenses	4,729	4,756
Total non-interest expenses	41,038	37,424
INCOME BEFORE INCOME TAXES	14,344	15,433
INCOME TAX EXPENSE	2,863	2,833
NET INCOME	11,481	12,600
PREFERRED STOCK DIVIDENDS	1,075	1,075
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,406	$11,525
AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,866,970	20,823,766
Diluted	20,925,388	20,887,088
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.50	$0.55
Diluted Earnings Per Common Share	$0.50	$0.55
Cash Dividends Declared	$0.180	$0.175

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three Months Ended March 31,
	2025	2024
NET INCOME	$11,481	$12,600
Other comprehensive income (loss), net of tax:
Net change in debt securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax of $(1,841) and $332, respectively	6,924	(1,249)
Amortization of unrealized losses from held-to-maturity securities, net of tax of $(37) and $(33), respectively	137	124
	7,061	(1,125)
Other comprehensive income (loss)	7,061	(1,125)
COMPREHENSIVE INCOME	$18,542	$11,475

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity
Balance, January 1, 2025	$57,785	$219,876	$381,296	$(4,689)	$(43,573)	$610,695
Net income			11,481			11,481
Other comprehensive income					7,061	7,061
Forfeiture of restricted stock award grants (3,558 shares)		90		(90)		—
Performance based restricted stock award grants (8,916 shares)		(167)		167		—
Stock-based compensation expense		455				455
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (11,145 shares)				(282)		(282)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (1,960 shares)				(50)		(50)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.180 per common share)			(3,777)			(3,777)
Balance, March 31, 2025	$57,785	$220,254	$387,925	$(4,944)	$(36,512)	$624,508

Balance, January 1, 2024	$57,785	$220,495	$345,935	$(6,890)	$(46,078)	$571,247
Net income			12,600			12,600
Other comprehensive loss					(1,125)	(1,125)
Forfeiture of restricted stock award grants (2,443 shares)		50		(50)		—
Restricted stock award grants (130,857 shares)		(3,025)		3,025		—
Performance based restricted stock award grants (9,667 shares)		(179)		179		—
Stock-based compensation expense		883				883
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,307 shares)				(156)		(156)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (2,518 shares)				(54)		(54)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(3,680)			(3,680)
Balance, March 31, 2024	$57,785	$218,224	$353,780	$(3,946)	$(47,203)	$578,640

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,481	$12,600
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	1,556	1,320
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	2,059	1,898
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(1,605)	(1,395)
Net amortization of deferred costs on borrowings	76	76
Net realized and unrealized (gains) losses on equity securities	249	(191)
Gain on sale of loans held for sale	(34)	(153)
Net (gains) losses on dispositions of premises and equipment and foreclosed assets	(13)	45
Proceeds from sale of loans receivable	2,750	5,024
Origination of loans held for sale	(2,848)	(5,491)
Income on bank owned life insurance	(760)	(767)
Restricted stock compensation expense	455	883
Change in:
Accrued interest receivable and other assets	(667)	(3,453)
Accrued interest payable, lease liabilities, and other liabilities	(1,100)	2,064
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,599	12,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	19,608	9,227
Purchase of available-for-sale securities	(58,805)	(17,516)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	24,167	7,495
Purchase of equity securities	(86)	(89)
Proceeds from sales of loans classified as portfolio loans	—	438
Net increase (decrease) in loans receivable	(1,258)	36,878
Purchase of FHLB, other equity, and restricted equity interests	(1,142)	(1,006)
Purchase of premises and equipment	(1,721)	(2,437)
Proceeds from the sale of premises and equipment and foreclosed assets	1,230	119
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(18,007)	33,109
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	73,972	12,526
Net increase in certificates of deposit	14,742	26,277
Purchase of treasury stock	(332)	(210)
Cash dividends paid, common stock	(3,777)	(3,680)
Cash dividends paid, preferred stock	(1,075)	(1,075)
NET CASH PROVIDED BY FINANCING ACTIVITIES	83,530	33,838
NET INCREASE IN CASH AND CASH EQUIVALENTS	77,122	79,407
CASH AND CASH EQUIVALENTS, Beginning	443,035	222,046
CASH AND CASH EQUIVALENTS, Ending	$520,157	$301,453

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,782	$30,919
Income taxes	389	493
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$366	$88
Transfers from loans held for sale to loans held for investment	—	691
Transfers from loans held for investment to loans held for sale	—	438
Grant of restricted stock awards from treasury stock	—	3,025
Grant of performance based restricted stock awards from treasury stock	167	179
Restricted stock forfeiture	90	50
Lease liabilities arising from obtaining right-of-use assets	—	442

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three months ended March 31, 2025 is not necessarily indicative of the results to be expected for the full year.

This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). Certain amounts appearing in the condensed consolidated financial statements and notes thereto for prior periods may be reclassified to conform with the current presentation. If there are reclassifications, the reclassifications had no effect on net income or shareholders’ equity as previously reported. Dollar amounts in tables are stated in thousands, except for per share amounts.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided and future results could differ.

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on November 30 or on an interim basis if an event triggering impairment may have occurred. Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed as of November 30, 2024 and therefore, believes that there is no impairment as of March 31, 2025. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

In November 2023, FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures (Topic 280)." This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU became effective for the Corporation on December 15, 2024. Adoption of the ASU is to be applied retrospectively to all prior periods presented in the financial statements. The update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

Accounting Standards Adopted in 2025

In August 2023, FASB issued ASU 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 is to be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. The update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

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

In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718)." The ASU adds an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The amendment in this ASU is to be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. If the amendments are applied retrospectively, an entity is required to provide the disclosures in paragraphs 250-10-50-1 through 50-3 in the period of adoption. If the amendment is applied prospectively, an entity is required to disclose the nature of and reason for the change in accounting principle. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements." The ASU contains amendments to the FASB Accounting Standards Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Concept Statements to provide guidance in certain topical areas. The amendment in this ASU is to be applied using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments; or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In March 2025, the FASB issued ASU 2025-02, "Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122." This ASU amends an SEC paragraph noted in the Codification pursuant to the issuance of SEC Staff Accounting Bulletin No. 122 which removes the text of SAB Topic 5.FF, Accounting for Obligations To Safeguard Crypto-Assets an Entity Holds for Its Platform Users. The amendments in ASU 2025-02 are effective immediately upon issuance. The update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures." The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities ("DD&A") (or other amounts of depletion expense) included in each relevant expense caption. A "relevant expense caption" is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e), (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The ASU is effective for annual periods beginning after December 15, 2026, and interim report periods beginning after December 15, 2027. Early application of the amendment is permitted. The ASU is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Corporation is evaluating the effect that ASU 2024-03 will have on its condensed consolidated financial statements and related disclosures.

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

3.    SECURITIES

Debt securities available-for-sale ("AFS") at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$9,652	$—	$(1)	$—	$9,651
State & political subdivisions	103,898	26	(11,639)	—	92,285
Residential & multi-family mortgage	398,702	1,538	(29,364)	—	370,876
Corporate notes & bonds	38,029	44	(2,949)	—	35,124
Pooled SBA	9,073	1	(568)	—	8,506
Total	$559,354	$1,609	$(44,521)	$—	$516,442

	December 31, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$14,795	$17	$(2)	$—	$14,810
State & political subdivisions	104,025	11	(13,080)	—	90,956
Residential & multi-family mortgage	352,983	60	(34,133)	—	318,910
Corporate notes & bonds	39,022	—	(3,812)	—	35,210
Pooled SBA	9,398	—	(738)	—	8,660
Total	$520,223	$88	$(51,765)	$—	$468,546

Debt securities held-to-maturity ("HTM") at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$210,864	$—	$(10,474)	$—	$200,390
Residential & multi-family mortgage	71,295	—	(8,291)	—	63,004
Total	$282,159	$—	$(18,765)	$—	$263,394

	December 31, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$229,504	$—	$(13,354)	$—	$216,150
Residential & multi-family mortgage	76,577	—	(9,757)	—	66,820
Total	$306,081	$—	$(23,111)	$—	$282,970

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2025	$—	$—	$—
Three months ended March 31, 2024	—	—	—

The tax provision related to these net realized gains (losses) was zero for both the three months ended March 31, 2025 and March 31, 2024, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of March 31, 2025:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$18,826	$18,773	$48,437	$47,755
1 year – 5 years	52,326	49,175	143,686	136,330
5 years – 10 years	60,067	53,840	18,741	16,305
After 10 years	20,360	15,272	—	—
	151,579	137,060	210,864	200,390
Residential & multi-family mortgage	398,702	370,876	71,295	63,004
Pooled SBA	9,073	8,506	—	—
Total debt securities	$559,354	$516,442	$282,159	$263,394

Mortgage securities and pooled Small Business Administration ("SBA") securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2025 and December 31, 2024, securities carried at $471.9 million and $443.9 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2025

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$3,768	$(1)	$—	$—	$3,768	$(1)
State & political subdivisions	5,528	(41)	80,792	(11,598)	86,320	(11,639)
Residential & multi-family mortgage	15,395	(137)	161,119	(29,227)	176,514	(29,364)
Corporate notes and bonds	—	—	30,642	(2,949)	30,642	(2,949)
Pooled SBA	75	—	8,062	(568)	8,137	(568)
	$24,766	$(179)	$280,615	$(44,342)	$305,381	$(44,521)

December 31, 2024

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$249	$(1)	$3,340	$(1)	$3,589	$(2)
State & political subdivisions	6,519	(90)	80,172	(12,990)	86,691	(13,080)
Residential & multi-family mortgage	118,057	(810)	159,576	(33,323)	277,633	(34,133)
Corporate notes and bonds	987	(13)	34,224	(3,799)	35,211	(3,812)
Pooled SBA	410	(2)	8,250	(736)	8,660	(738)
	$126,222	$(916)	$285,562	$(50,849)	$411,784	$(51,765)

HTM debt securities with unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2025

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$200,390	$(10,474)	$200,390	$(10,474)
Residential & multi-family mortgage	—	—	63,004	(8,291)	63,004	(8,291)
	$—	$—	$263,394	$(18,765)	$263,394	$(18,765)

December 31, 2024

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$216,150	$(13,354)	$216,150	$(13,354)
Residential & multi-family mortgage	—	—	66,820	(9,757)	66,820	(9,757)
	$—	$—	$282,970	$(23,111)	$282,970	$(23,111)

At March 31, 2025 and December 31, 2024, management performed an assessment for possible impairment related to credit losses of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at March 31, 2025 and December 31, 2024.

First, an assessment was performed to determine if the Corporation intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost. Management determined it does not intend to sell and will not be required to sell any of the securities before recovery of its amortized cost. Next, management performed an evaluation relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities' credit quality and the issuer's ability to repay its debt obligations. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Based on the results of the assessment, management believes the decline in fair value is not the result of credit losses. As a result no credit allowance is required as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, management concluded the debt securities described in the previous paragraphs did not decline in fair value due to credit factors for the following reasons:

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

Equity securities at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Corporate equity securities	$6,175	$6,542
Mutual funds	1,935	1,936
Money market funds	477	287
Corporate notes	1,706	1,691
Total	$10,293	$10,456

4.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	Percentage of Total	December 31, 2024	Percentage of Total
Farmland	$29,398	0.64%	$31,099	0.67%
Owner-occupied, nonfarm nonresidential properties	520,498	11.29	515,208	11.18
Agricultural production and other loans to farmers	6,405	0.14	6,492	0.14
Commercial and Industrial	708,690	15.37	718,775	15.60
Obligations (other than securities and leases) of states and political subdivisions	137,149	2.97	140,430	3.05
Other loans	27,457	0.59	28,110	0.61
Other construction loans and all land development and other land loans	286,564	6.22	282,912	6.14
Multifamily (5 or more) residential properties	426,002	9.24	411,146	8.92
Non-owner occupied, nonfarm nonresidential properties	1,041,450	22.59	1,033,541	22.42
1-4 Family Construction	16,470	0.36	26,431	0.57
Home equity lines of credit	179,129	3.89	166,327	3.61
Residential Mortgages secured by first liens	1,002,969	21.76	1,012,746	21.97
Residential Mortgages secured by junior liens	106,986	2.32	106,462	2.31
Other revolving credit plans	35,360	0.77	41,095	0.89
Automobile	19,739	0.43	20,961	0.45
Other consumer	51,574	1.12	53,821	1.17
Credit cards	13,978	0.30	13,143	0.29
Overdrafts	191	—	257	0.01
Total loans receivable	$4,610,009	100.00%	$4,608,956	100.00%
Less: Allowance for credit losses	(47,357)		(47,357)
Loans receivable, net	$4,562,652		$4,561,599

Net deferred loan origination fees included in the above table	$138		$49

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $69.2 million and $79.9 million as of March 31, 2025 and December 31, 2024, respectively.

Transactions in the allowance for credit losses for the three months ended March 31, 2025 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$167	$—	$—	$(6)	$161
Owner-occupied, nonfarm nonresidential properties	5,696	(23)	14	140	5,827
Agricultural production and other loans to farmers	37	—	—	2	39
Commercial and Industrial	7,759	(650)	—	101	7,210
Obligations (other than securities and leases) of states and political subdivisions	1,369	—	—	2	1,371
Other loans	329	—	—	(3)	326
Other construction loans and all land development and other land loans	2,571	—	—	(2)	2,569
Multifamily (5 or more) residential properties	2,969	—	—	123	3,092
Non-owner occupied, nonfarm nonresidential properties	10,110	—	—	62	10,172
1-4 Family Construction	198	—	—	(76)	122
Home equity lines of credit	1,340	—	—	224	1,564
Residential Mortgages secured by first liens	8,958	(34)	—	175	9,099
Residential Mortgages secured by junior liens	1,343	—	—	108	1,451
Other revolving credit plans	960	(3)	1	(103)	855
Automobile	275	—	—	(13)	262
Other consumer	2,892	(567)	12	584	2,921
Credit cards	127	(122)	4	116	125
Overdrafts	257	(98)	27	5	191
Total loans	$47,357	$(1,497)	$58	$1,439	$47,357
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

For the three months ended March 31, 2025, the allowance for credit losses remained unchanged, reflecting stable credit quality in the loan portfolio. Significant uncertainty persists regarding the domestic and global economy due to changes to U.S. tariffs and corresponding policy changes by U.S. trading partners, continued elevated interest rates, fluctuating levels of consumer confidence, and geopolitical conflicts. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $1.6 million for the three months ended March 31, 2025, compared to $1.3 million for the three months ended March 31, 2024. Included in the provision for credit losses for the three months ended March 31, 2025 was a provision of $117 thousand related to the allowance for unfunded commitments compared to $24 thousand benefit related to the allowance for unfunded commitments for the three months ended March 31, 2024.

The following tables present the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$518	$518	$—
Owner-occupied, nonfarm nonresidential properties	5,508	1,004	131
Commercial and Industrial	9,776	9,613	—
Other construction loans and all land development and other land loans	1,458	34	—
Multifamily (5 or more) residential properties	20,532	215	—
Non-owner occupied, nonfarm nonresidential properties	5,688	5,688	5
Home equity lines of credit	768	768	—
Residential Mortgages secured by first liens	8,634	7,865	—
Residential Mortgages secured by junior liens	298	298	—
Other revolving credit plans	176	176	—
Automobile	60	60	—
Other consumer	663	663	—
Credit cards	—	—	172
Total	$54,079	$26,902	$308

	December 31, 2024
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$522	$522	$—
Owner-occupied, nonfarm nonresidential properties	5,896	1,392	—
Commercial and Industrial	10,682	10,111	—
Other construction loans and all land development and other land loans	1,482	36	—
Multifamily (5 or more) residential properties	20,658	266	491
Non-owner occupied, nonfarm nonresidential properties	5,913	5,913	—
Home equity lines of credit	837	837	—
Residential Mortgages secured by first liens	9,093	8,311	—
Residential Mortgages secured by junior liens	271	271	—
Other revolving credit plans	154	154	—
Automobile	66	66	—
Other consumer	749	749	—
Credit cards	—	—	162
Total	$56,323	$28,628	$653

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of March 31, 2025:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$352	$—
Owner-occupied, nonfarm nonresidential properties	4,504	—
Commercial and Industrial	258	2,070
Other construction loans and all land development and other land loans	1,424	—
Multifamily (5 or more) residential properties	20,532	—
Non-owner occupied, nonfarm nonresidential properties	5,225	—
Home equity lines of credit	290	—
Residential Mortgages secured by first liens	1,370	—
Total	$33,955	$2,070

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2024:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$352	$—
Owner-occupied, nonfarm nonresidential properties	4,503	—
Commercial and Industrial	258	2,553
Other construction loans and all land development and other land loans	1,446	—
Multifamily (5 or more) residential properties	20,658	—
Non-owner occupied, nonfarm nonresidential properties	5,224	—
Home equity lines of credit	290	—
Residential Mortgages secured by first liens	1,411	—
Total	$34,142	$2,553

The following table presents the aging of the amortized cost basis in past-due loans receivable as of March 31, 2025 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$—	$—	$—	$29,398	$29,398
Owner-occupied, nonfarm nonresidential properties	733	371	4,886	5,990	514,508	520,498
Agricultural production and other loans to farmers	—	—	—	—	6,405	6,405
Commercial and Industrial	573	501	6,074	7,148	701,542	708,690
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	137,149	137,149
Other loans	—	—	—	—	27,457	27,457
Other construction loans and all land development and other land loans	2,911	—	1,424	4,335	282,229	286,564
Multifamily (5 or more) residential properties	—	—	20,532	20,532	405,470	426,002
Non-owner occupied, nonfarm nonresidential properties	211	—	5	216	1,041,234	1,041,450
1-4 Family Construction	—	—	—	—	16,470	16,470
Home equity lines of credit	67	—	507	574	178,555	179,129
Residential Mortgages secured by first liens	4,325	1,017	5,027	10,369	992,600	1,002,969
Residential Mortgages secured by junior liens	134	35	53	222	106,764	106,986
Other revolving credit plans	—	4	129	133	35,227	35,360
Automobile	129	6	—	135	19,604	19,739
Other consumer	328	339	409	1,076	50,498	51,574
Credit cards	165	60	172	397	13,581	13,978
Overdrafts	—	—	—	—	191	191
Total	$9,576	$2,333	$39,218	$51,127	$4,558,882	$4,610,009

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2024 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$—	$—	$—	$31,099	$31,099
Owner-occupied, nonfarm nonresidential properties	77	1,479	5,030	6,586	508,622	515,208
Agricultural production and other loans to farmers	—	—	—	—	6,492	6,492
Commercial and Industrial	704	185	6,632	7,521	711,254	718,775
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	140,430	140,430
Other loans	—	—	—	—	28,110	28,110
Other construction loans and all land development and other land loans	—	—	1,482	1,482	281,430	282,912
Multifamily (5 or more) residential properties	—	20,392	757	21,149	389,997	411,146
Non-owner occupied, nonfarm nonresidential properties	—	—	—	—	1,033,541	1,033,541
1-4 Family Construction	216	—	—	216	26,215	26,431
Home equity lines of credit	1,006	387	323	1,716	164,611	166,327
Residential Mortgages secured by first liens	2,908	1,910	5,795	10,613	1,002,133	1,012,746
Residential Mortgages secured by junior liens	224	35	64	323	106,139	106,462
Other revolving credit plans	351	4	100	455	40,640	41,095
Automobile	135	3	—	138	20,823	20,961
Other consumer	601	271	358	1,230	52,591	53,821
Credit cards	97	115	162	374	12,769	13,143
Overdrafts	—	—	—	—	257	257
Total	$6,319	$24,781	$20,703	$51,803	$4,557,153	$4,608,956

Loan Modifications

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

The following table presents the amortized cost basis of loans at March 31, 2025 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Commercial and Industrial	$—	$6,961	$166	$—	$—	1.0%
Other construction loans and all land development and other land loans	—	—	10,115	—	—	3.5
Non-owner occupied, nonfarm nonresidential properties	—	—	1,962	—	—	0.2
Total	$—	$6,961	$12,243	$—	$—	0.4%

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

The following table presents the performance of such loans that have been modified during the twelve months ended March 31, 2025:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Farmland	$1,041	$—	$—	$—	$—
Owner-occupied, nonfarm nonresidential properties	696	—	—	—	—
Commercial and Industrial	7,127	—	—	—	—
Other construction loans and all land development and other land loans	10,115	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	7,186	—	—	—	—
Residential Mortgages secured by first liens	350	—	—	—	—
Residential Mortgages secured by junior liens	28	—	—	—	—
Total	$26,543	$—	$—	$—	$—

The following table presents the performance of such loans that have been modified during the twelve months ended March 31, 2024:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$696	$288	$—	$—	$288
Commercial and Industrial	3,705	321	—	—	321
Non-owner occupied, nonfarm nonresidential properties	6,696	—	—	—	—
Residential Mortgages secured by first liens	399	—	—	—	—
Residential Mortgages secured by junior liens	29	—	—	—	—
Total	$11,525	$609	$—	$—	$609

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2025:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	0.96	—%
Other construction loans and all land development and other land loans	—	0.75	—
Non-owner occupied, nonfarm nonresidential properties	—	0.50	—
Total	$—	0.71	—%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	1.00	—%
Total	$—	1.00	—%

There were no loans that had a payment default during the three months ended March 31, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

	March 31, 2025
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$23,648	$—	$5,750	$—	$5,750	$29,398
Owner-occupied, nonfarm nonresidential properties	497,876	1,286	21,336	—	22,622	520,498
Agricultural production and other loans to farmers	6,405	—	—	—	—	6,405
Commercial and Industrial	643,154	6,522	59,014	—	65,536	708,690
Obligations (other than securities and leases) of states and political subdivisions	137,149	—	—	—	—	137,149
Other loans	27,457	—	—	—	—	27,457
Other construction loans and all land development and other land loans	275,025	10,115	1,424	—	11,539	286,564
Multifamily (5 or more) residential properties	399,481	—	26,521	—	26,521	426,002
Non-owner occupied, nonfarm nonresidential properties	1,016,911	2,970	21,569	—	24,539	1,041,450
Total	$3,027,106	$20,893	$135,614	$—	$156,507	$3,183,613

	December 31, 2024
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$25,171	$5,267	$661	$—	$5,928	$31,099
Owner-occupied, nonfarm nonresidential properties	491,798	1,289	22,121	—	23,410	515,208
Agricultural production and other loans to farmers	6,492	—	—	—	—	6,492
Commercial and Industrial	654,139	4,321	60,315	—	64,636	718,775
Obligations (other than securities and leases) of states and political subdivisions	140,430	—	—	—	—	140,430
Other loans	28,110	—	—	—	—	28,110
Other construction loans and all land development and other land loans	281,466	—	1,446	—	1,446	282,912
Multifamily (5 or more) residential properties	385,946	—	25,200	—	25,200	411,146
Non-owner occupied, nonfarm nonresidential properties	1,008,507	4,947	20,087	—	25,034	1,033,541
Total	$3,022,059	$15,824	$129,830	$—	$145,654	$3,167,713

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of March 31, 2025. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$1,524	$129	$1,608	$6,632	$6,379	$6,959	$417	$—	$23,648
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	166	—	5,099	—	485	—	—	5,750
Total	$1,524	$295	$1,608	$11,731	$6,379	$7,444	$417	$—	$29,398
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$13,222	$80,346	$59,880	$113,144	$93,276	$126,541	$11,467	$—	$497,876
Special mention	—	—	—	—	250	455	581	—	1,286
Substandard	—	13,851	1,110	4,079	696	1,370	230	—	21,336
Total	$13,222	$94,197	$60,990	$117,223	$94,222	$128,366	$12,278	$—	$520,498
Current period gross write offs	$—	$—	$—	$23	$—	$—	$—	$—	$23

Agricultural production and other loans to farmers
Risk rating
Pass	$—	$5,026	$458	$18	$26	$181	$696	$—	$6,405
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$5,026	$458	$18	$26	$181	$696	$—	$6,405
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$32,132	$123,413	$40,663	$91,179	$55,580	$43,909	$256,278	$—	$643,154
Special mention	—	4	52	2,239	1,788	88	2,351	—	6,522
Substandard	711	266	5,147	10,991	1,160	1,909	38,830	—	59,014
Total	$32,843	$123,683	$45,862	$104,409	$58,528	$45,906	$297,459	$—	$708,690
Current period gross write offs	$—	$—	$32	$—	$—	$—	$587	$31	$650

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$1,522	$6,276	$24,683	$15,471	$30,095	$54,998	$4,104	$—	$137,149
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,522	$6,276	$24,683	$15,471	$30,095	$54,998	$4,104	$—	$137,149
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating
Pass	$55	$1,945	$3,377	$12,239	$4,553	$1,519	$3,769	$—	$27,457
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$55	$1,945	$3,377	$12,239	$4,553	$1,519	$3,769	$—	$27,457
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$32,865	$101,739	$42,997	$87,236	$2,978	$2,384	$4,826	$—	$275,025
Special mention	10,115	—	—	—	—	—	—	—	10,115
Substandard	—	—	—	—	—	1,424	—	—	1,424
Total	$42,980	$101,739	$42,997	$87,236	$2,978	$3,808	$4,826	$—	$286,564
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$16,666	$48,811	$56,547	$172,908	$60,854	$41,292	$2,403	$—	$399,481
Special mention	—	—	—	—	—	—	—	—	—
Substandard	4,449	190	1,565	20,317	—	—	—	—	26,521
Total	$21,115	$49,001	$58,112	$193,225	$60,854	$41,292	$2,403	$—	$426,002
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$28,032	$136,325	$192,741	$326,373	$178,780	$147,023	$7,637	$—	$1,016,911
Special mention	—	—	—	211	2,001	339	419	—	2,970
Substandard	—	13,354	757	464	—	6,994	—	—	21,569
Total	$28,032	$149,679	$193,498	$327,048	$180,781	$154,356	$8,056	$—	$1,041,450
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

	March 31, 2025			December 31, 2024
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$16,470	$—	$16,470	$26,431	$—	$26,431
Home equity lines of credit	178,361	768	179,129	165,490	837	166,327
Residential Mortgages secured by first liens	994,335	8,634	1,002,969	1,003,653	9,093	1,012,746
Residential Mortgages secured by junior liens	106,688	298	106,986	106,191	271	106,462
Other revolving credit plans	35,184	176	35,360	40,941	154	41,095
Automobile	19,679	60	19,739	20,895	66	20,961
Other consumer	50,911	663	51,574	53,072	749	53,821
Total	$1,401,628	$10,599	$1,412,227	$1,416,673	$11,170	$1,427,843

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of March 31, 2025. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$507	$13,314	$1,753	$850	$—	$46	$—	$—	$16,470
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$507	$13,314	$1,753	$850	$—	$46	$—	$—	$16,470
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$8,236	$47,165	$26,892	$30,093	$9,496	$38,210	$11,785	$6,484	$178,361
Nonperforming	—	—	49	—	—	—	—	719	768
Total	$8,236	$47,165	$26,941	$30,093	$9,496	$38,210	$11,785	$7,203	$179,129
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$17,647	$104,559	$133,981	$219,273	$172,661	$343,930	$2,284	$—	$994,335
Nonperforming	42	350	2,447	1,711	1,173	2,911	—	—	8,634
Total	$17,689	$104,909	$136,428	$220,984	$173,834	$346,841	$2,284	$—	$1,002,969
Current period gross write offs	$—	$—	$—	$—	$32	$2	$—	$—	$34

Residential mortgages secured by junior liens
Payment performance
Performing	$4,494	$31,546	$21,569	$22,225	$11,393	$14,316	$1,145	$—	$106,688
Nonperforming	—	18	72	34	121	15	38	—	298
Total	$4,494	$31,564	$21,641	$22,259	$11,514	$14,331	$1,183	$—	$106,986
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$950	$8,599	$6,025	$6,268	$2,060	$11,282	$—	$—	$35,184
Nonperforming	—	—	4	25	6	141	—	—	176
Total	$950	$8,599	$6,029	$6,293	$2,066	$11,423	$—	$—	$35,360
Current period gross write offs	$—	$—	$—	$3	$—	$—	$—	$—	$3

Automobile
Payment performance
Performing	$1,255	$5,323	$7,593	$3,378	$922	$1,208	$—	$—	$19,679
Nonperforming	—	—	14	43	—	3	—	—	60
Total	$1,255	$5,323	$7,607	$3,421	$922	$1,211	$—	$—	$19,739
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer
Payment performance
Performing	$4,918	$24,267	$11,179	$4,491	$1,964	$4,092	$—	$—	$50,911
Nonperforming	—	297	251	58	55	2	—	—	663
Total	$4,918	$24,564	$11,430	$4,549	$2,019	$4,094	$—	$—	$51,574
Current period gross write offs	$—	$216	$268	$47	$28	$8	$—	$—	$567

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$21,411	$3,717	$1,254	$—	$—	$49	$—	$—	$26,431
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$21,411	$3,717	$1,254	$—	$—	$49	$—	$—	$26,431
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$44,573	$28,211	$30,557	$9,440	$8,106	$30,649	$7,993	$5,961	$165,490
Nonperforming	—	50	—	—	—	—	—	787	837
Total	$44,573	$28,261	$30,557	$9,440	$8,106	$30,649	$7,993	$6,748	$166,327
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$106,278	$135,898	$224,633	$177,756	$128,924	$226,926	$3,238	$—	$1,003,653
Nonperforming	363	2,494	1,657	1,305	839	2,435	—	—	9,093
Total	$106,641	$138,392	$226,290	$179,061	$129,763	$229,361	$3,238	$—	$1,012,746
Current period gross write offs	$—	$—	$—	$—	$—	$79	$—	$—	$79

Residential mortgages secured by junior liens
Payment performance
Performing	$32,777	$22,256	$22,931	$11,769	$5,695	$9,465	$1,298	$—	$106,191
Nonperforming	19	40	34	123	—	16	39	—	271
Total	$32,796	$22,296	$22,965	$11,892	$5,695	$9,481	$1,337	$—	$106,462
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$10,454	$5,556	$6,898	$2,163	$5,366	$10,504	$—	$—	$40,941
Nonperforming	—	—	27	6	—	121	—	—	154
Total	$10,454	$5,556	$6,925	$2,169	$5,366	$10,625	$—	$—	$41,095
Current period gross write offs	$—	$9	$—	$41	$25	$81	$—	$—	$156

Automobile
Payment performance
Performing	$5,794	$8,504	$3,975	$1,149	$664	$809	$—	$—	$20,895
Nonperforming	—	15	47	—	4	—	—	—	66
Total	$5,794	$8,519	$4,022	$1,149	$668	$809	$—	$—	$20,961
Current period gross write offs	$22	$93	$7	$14	$6	$4	$—	$—	$146

Other consumer
Payment performance
Performing	$27,727	$13,090	$5,344	$2,432	$2,162	$2,317	$—	$—	$53,072
Nonperforming	219	368	82	67	8	5	—	—	749
Total	$27,946	$13,458	$5,426	$2,499	$2,170	$2,322	$—	$—	$53,821
Current period gross write offs	$133	$1,141	$630	$154	$24	$12	$—	$—	$2,094

	March 31, 2025	December 31, 2024
Credit card
Payment performance
Performing	$13,806	$12,981
Nonperforming	172	162
Total	$13,978	$13,143
Current period gross write offs	$122	$143

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Gross other consumer	$22,778	$27,261
Less: other consumer unearned discounts	(3,659)	(4,772)
Total other consumer loans, net of unearned discounts	$19,119	$22,489

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

Leases	Classification	March 31, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$37,391	$37,764
Finance lease assets	Finance lease right-of-use assets	14,822	14,951
Finance lease assets	Premises and equipment, net (1)	125	143
Total leased assets		$52,338	$52,858

Liabilities:
Operating lease liabilities	Operating lease liabilities	$40,030	$40,315
Finance lease liabilities	Accrued interest payable and other liabilities	15,137	15,151
Total leased liabilities		$55,167	$55,466
(1) Finance lease assets are recorded net of accumulated amortization of $1.1 million as of March 31, 2025 and $1.1 million as of December 31, 2024.

The components of the Corporation's net lease expense for the three months ended March 31, 2025 and 2024, respectively, were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2025	2024
Operating lease cost	Net occupancy expense	$790	$742
Variable lease cost	Net occupancy expense	49	27
Finance lease cost:
Amortization of leased assets	Net occupancy expense	147	18
Interest on lease liabilities	Interest expense - borrowed funds	236	3
Sublease income (1)	Net occupancy expense	(26)	(24)
Net lease cost		$1,196	$766
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of March 31, 2025:

Maturity of Lease Liabilities as of March 31, 2025	Operating Leases (1)	Finance Leases	Total
2025	$2,067	$635	$2,702
2026	2,737	846	3,583
2027	2,759	738	3,497
2028	2,827	783	3,610
2029	2,862	783	3,645
After 2029	51,797	32,188	83,985
Total lease payments	65,049	35,973	101,022
Less: Interest	25,019	20,836	45,855
Present value of lease liabilities	$40,030	$15,137	$55,167
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $3.4 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of March 31, 2025 and December 31, 2024 were as follows:

Lease Term and Discount Rate	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	22.6	22.8
Finance leases	34.3	34.6

Weighted-average discount rate
Operating leases	4.22%	4.22%
Finance leases	5.25%	5.24%

Other information related to the Corporation's lease liabilities as of March 31, 2025 and 2024, respectively, was as follows:

Other Information	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$286	$268

6.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at March 31, 2025:

Time deposits maturing:
2025	$511,578
2026	207,929
2027	10,213
2028	4,161
2029	2,316
Thereafter	1,405
$737,602

Certificates of deposits of $250 thousand or more totaled $140.4 million and $131.1 million at March 31, 2025 and December 31, 2024, respectively.

The Corporation had $185.0 million in brokered deposits as of March 31, 2025 compared to $185.0 million at December 31, 2024. In addition, the Corporation had $921.6 million and $924.6 million in reciprocal deposits at March 31, 2025 and December 31, 2024, respectively.

7.    BORROWINGS

At March 31, 2025 and December 31, 2024, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings under the line of credit at March 31, 2025 and December 31, 2024.

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

Total loans pledged to the FHLB at March 31, 2025, and December 31, 2024 were $2.2 billion and $2.1 billion, respectively. The Bank could obtain advances of up to approximately $1.2 billion from the FHLB at March 31, 2025 and $1.2 billion at December 31, 2024.

At March 31, 2025 and December 31, 2024, there were no outstanding advances from the FHLB:

	March 31, 2025	December 31, 2024
Open Repo borrowing at an interest rate of 4.69% and 4.71% at March 31, 2025 and December 31, 2024, respectfully. The maximum amount of the Open Repo borrowing available is $250,000.	$—	$—
Total	$—	$—

At March 31, 2025 and December 31, 2024, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $159.4 million and $157.7 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program. At March 31, 2025, the Bank had borrowing capacity through the Federal Reserve BIC program of $213.8 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At March 31, 2025, the Bank had pledged certain qualifying loans with an unpaid principal balance of $218.9 million and securities with a carrying value of $77.8 million as collateral.

At March 31, 2025 and December 31, 2024, the Bank had no borrowings from the Federal Reserve BIC program and discount window.

Other Borrowings

At March 31, 2025 and December 31, 2024, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based upon three-month London Interbank Offered Rate ("LIBOR") plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 6.11% at March 31, 2025 and 6.17% at December 31, 2024. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.4 million as of both March 31, 2025 and December 31, 2024.

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

Loans to principal officers, directors, and their affiliates during the three months ended March 31, 2025 were as follows:

Beginning balance	$31,689
New loans and advances	113
Effect of changes in composition of related parties	586
Repayments	(1,455)
Ending balance	$30,933

Deposits from directors, executive officers, and their affiliates were $12.0 million and $12.1 million at March 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2025 and December 31, 2024, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 12, "Derivative Instruments," for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extended credit	$89,822	$340,830	$130,087	$321,677
Unused lines of credit	59,595	846,744	24,037	851,846
Standby letters of credit	20,270	2,681	19,301	2,797

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,
	2025	2024
Beginning balance	$944	$759
Provision for credit losses on unfunded loan commitments (1)	117	(24)
Ending balance	$1,061	$735
(1) Excludes provision for credit losses related to the loan portfolio.

Investments in Small Business Investment Corporation and Community Development Entities

The Corporation makes investments in limited partnerships, including certain small business investment corporations and community development entities. Capital contributions for investments in small business companies ("SBIC") and community development entities ("CDE"), reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of March 31, 2025 and December 31, 2024 were $24.2 million and $23.5 million, respectively. Unfunded capital commitments in investments in SBICs and CDEs totaled $7.3 million and $8.0 million as of March 31, 2025 and December 31, 2024, respectively. These investments are accounted for under the equity method of accounting.

Investments in Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of March 31, 2025 and December 31, 2024 were $7.1 million and $7.3 million, respectively. The related amortization for the three months ended March 31, 2025 and 2024 was $172 thousand and $178 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of March 31, 2025 and December 31, 2024 were $3.5 million and $3.7 million, respectively.

Investments in Federal and State Rehabilitation/Historic Tax Credit

From time to time, the Corporation invests in certain limited partnerships that were formed to provide certain federal and state rehabilitation/historic tax credits. The carrying value of these investments, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of both March 31, 2025 and December 31, 2024 were $4.1 million. The investments do not have any related amortization for the three months ended March 31, 2025 and 2024. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of both March 31, 2025 and December 31, 2024 were $3.2 million.

Litigation

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Corporation.

10.    STOCK COMPENSATION

The Corporation has a stock incentive plan, which is administered by a committee of the Board of Directors and which permits the Corporation to provide various types of stock-based compensation to its key employees, directors, and/or consultants. In April 2025, the Corporation’s shareholders approved the CNB Financial Corporation 2025 Omnibus Incentive Plan (the “2025 Stock Incentive Plan”), which replaces the CNB Financial Corporation 2019 Omnibus Incentive Plan (the “2019 Stock Incentive Plan”) and provides for the issuance of up to 782,246 shares of common stock (including shares that remained available for future awards under the 2019 Stock Incentive Plan as of the effective date of the 2025 Plan and shares related to outstanding awards under the 2019 Stock Incentive Plan that may become available after expiration, forfeiture or cancellation of such awards). The 2025 Stock Incentive Plan provides for the issuance of common stock through the grant of a variety of awards, including stock options, stock appreciation rights, restricted stock units, unrestricted stock, dividend equivalent rights and other equity-based awards. The 2025 Stock Incentive Plan terminates in January 2035, unless terminated earlier by the Board of Directors.

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Stock compensation received by non-employee directors vests immediately.

At March 31, 2025, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three months ended March 31, 2025 and 2024.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $455 thousand for the three months ended March 31, 2025, and $883 thousand for the three months ended March 31, 2024. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $96 thousand for the three months ended March 31, 2025, and $185 thousand for the three months ended March 31, 2024.

A summary of changes in time-based unvested restricted stock awards for the three months ended March 31, 2025 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	178,556	$22.37
Forfeited	(3,558)	22.19
Vested	(59,739)	22.92
Unvested at end of period	115,259	$22.09

As of March 31, 2025 and December 31, 2024, there was $2.3 million and $2.7 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2019 Stock Incentive Plan. The fair value of shares vested was $1.5 million during the three months ended March 31, 2025, and $1.4 million during the three months ended March 31, 2024.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards ("PBRSAs") to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. In 2024, awards with a maximum of 44,988 shares in aggregate were granted to key employees. In 2023, awards with a maximum of 35,129 shares in aggregate were granted to key employees.

In 2024, the 2022 PBRSAs were fully earned and in 2025, 8,916 shares were fully distributed. The fair value of the shares distributed in 2025 was $226 thousand.

11.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2025 and 2024, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested time-based restricted stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended March 31,
	2025	2024
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$10,406	$11,525
Net earnings allocated to participating securities	(57)	(92)
Net earnings allocated to common stock	$10,349	$11,433
Distributed earnings allocated to common stock	$3,756	$3,646
Undistributed earnings allocated to common stock	6,593	7,787
Net earnings allocated to common stock	$10,349	$11,433
Weighted average common shares outstanding, including shares considered participating securities	20,981	20,979
Less: Average participating securities	(114)	(155)
Weighted average shares	20,867	20,824
Basic earnings per common share	$0.50	$0.55
Diluted earnings per common share computation:
Net earnings allocated to common stock	$10,349	$11,433
Weighted average common shares outstanding for basic earnings per common share	20,867	20,824
Add: Dilutive effect of stock compensation	58	63
Weighted average shares and dilutive potential common shares	20,925	20,887
Diluted earnings per common share	$0.50	$0.55

12.    DERIVATIVE INSTRUMENTS

As of March 31, 2025 and December 31, 2024, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

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

The Corporation pledged cash collateral to another financial institution with a balance of $573 thousand as of March 31, 2025 and $173 thousand as of December 31, 2024. This balance is included in cash and cash equivalents due from banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions. Effective on September 30, 2023 the Corporation amended all of the back-to-back swap contracts to reference the 1-month SOFR plus a credit spread adjustment of 11.448 basis points "Fallback SOFR."

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024:

		Fair Value
	Notional Amount	Asset		Liability
March 31, 2025	$65,509	$826	(a)	$826	(b)
December 31, 2024	$65,629	$423	(a)	$423	(b)

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

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institutions related to loans in which the Corporation is a participant in. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $35.2 million as of March 31, 2025 and $21.3 million as of December 31, 2024.

The Corporation entered into RPA swaps with other financial institutions related to loans in which the Corporation is a participant out. The RPA provides credit protection to the Corporation should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $25.5 million as of both March 31, 2025 and December 31, 2024.

The fair value of the RPAs swaps was $27 thousand and $11 thousand as of March 31, 2025 and December 31, 2024, respectively, and is reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2025 and December 31, 2024:

		Fair Value Measurements at March 31, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$9,651	$9,651	$—	$—
States and political subdivisions	92,285	—	92,285	—
Residential and multi-family mortgage	370,876	—	370,876	—
Corporate notes and bonds	35,124	—	35,124	—
Pooled SBA	8,506	—	8,506	—
Total Securities Available-For-Sale	$516,442	$9,651	$506,791	$—
Interest Rate swaps	$826	$—	$826	$—
Equity Securities:
Corporate equity securities	$6,175	$6,175	$—	$—
Mutual funds	1,935	1,935	—	—
Money market funds	477	477	—	—
Corporate notes	1,706	—	1,706	—
Total Equity Securities	$10,293	$8,587	$1,706	$—
Liabilities:
Interest Rate Swaps	$(826)	$—	$(826)	$—

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$14,810	$14,810	$—	$—
States and political subdivisions	90,956	—	90,956	—
Residential and multi-family mortgage	318,910	—	318,910	—
Corporate notes and bonds	35,210	—	35,210	—
Pooled SBA	8,660	—	8,660	—
Total Securities Available-For-Sale	$468,546	$14,810	$453,736	$—
Interest Rate swaps	$423	$—	$423	$—
Equity Securities:
Corporate equity securities	$6,542	$6,542	$—	$—
Mutual funds	1,936	1,936	—	—
Money market funds	287	287	—	—
Corporate notes	1,691	—	1,691	—
Total Equity Securities	$10,456	$8,765	$1,691	$—
Liabilities:
Interest Rate Swaps	$(423)	$—	$(423)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2025 and December 31, 2024:

		Fair Value Measurements at March 31, 2025 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$352	$—	$—	$352
Owner-occupied, nonfarm nonresidential properties	2,505	—	—	2,505
Commercial and industrial	2,285	—	—	2,285
Other construction loans and all land development loans and other land loans	1,174	—	—	1,174
Multifamily (5 or more) residential properties	19,648	—	—	19,648
Non-owner occupied, nonfarm nonresidential	5,225	—	—	5,225
Home equity lines of credit	290	—	—	290
Residential Mortgages secured by first liens	1,134	—	—	1,134

		Fair Value Measurements at December 31, 2024 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$352	$—	$—	$352
Owner-occupied, nonfarm nonresidential properties	2,531	—	—	2,531
Commercial and industrial	2,334	—	—	2,334
Other construction loans and all land development loans and other land loans	1,196	—	—	1,196
Multifamily (5 or more) residential properties	19,773	—	—	19,773
Non-owner occupied, nonfarm nonresidential	5,225	—	—	5,225
Home equity lines of credit	290	—	—	290
Residential mortgages secured by first liens	1,173	—	—	1,173

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2025:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$352	Valuation of third party appraisal on underlying collateral	Loss severity rates	39% (39%)
Owner-occupied, nonfarm nonresidential properties	2,505	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-46% (26%)
Commercial and industrial	2,285	Valuation of third party appraisal on underlying collateral	Loss severity rates	10%-100% (27%)
Other construction loans and all land development loans and other land loans	1,174	Valuation of third party appraisal on underlying collateral	Loss severity rates	40% (40%)
Multifamily (5 or more) residential properties	19,648	Valuation of third party appraisal on underlying collateral	Loss severity rates	10%-38% (10%)
Non-owner occupied, nonfarm nonresidential	5,225	Valuation of third party appraisal on underlying collateral	Loss severity rates	52% (52%)
Home equity lines of credit	290	Valuation of third party appraisal on underlying collateral	Loss severity rates	27%-38% (36%)
Residential Mortgages secured by first liens	1,134	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-54% (36%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2024:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$352	Valuation of third party appraisal on underlying collateral	Loss severity rates	37% (37%)
Owner-occupied, nonfarm nonresidential properties	2,531	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-44% (25%)
Commercial and industrial	2,334	Valuation of third party appraisal on underlying collateral	Loss severity rates	9%-100% (31%)
Other construction loans and all land development loans and other land loans	1,196	Valuation of third party appraisal on underlying collateral	Loss severity rates	38% (38%)
Multifamily (5 or more) residential properties	19,773	Valuation of third party appraisal on underlying collateral	Loss severity rates	10% (10%)
Non-owner occupied, nonfarm nonresidential	5,225	Valuation of third party appraisal on underlying collateral	Loss severity rates	51% (51%)
Home equity lines of credit	290	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-29% (28%)
Residential mortgages secured by first liens	1,173	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-51% (34%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2025:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$520,157	$520,157	$—	$—	$520,157
Debt securities available-for-sale	516,442	9,651	506,791	—	516,442
Debt securities held-to-maturity	282,159	62,108	201,286	—	263,394
Equity securities	10,293	8,587	1,706	—	10,293
Loans held for sale	860	—	883	—	883
Net loans receivable	4,562,652	—	—	4,497,942	4,497,942
FHLB and other restricted stock holdings and investments	41,844	n/a	n/a	n/a	n/a
Interest rate swaps	826	—	826	—	826
Accrued interest receivable	24,515	266	3,000	21,249	24,515
LIABILITIES
Deposits	$(5,460,078)	$(4,722,476)	$(734,359)	$—	$(5,456,835)
Subordinated notes and debentures	(105,266)	—	(123,648)	—	(123,648)
Interest rate swaps	(826)	—	(826)	—	(826)
Accrued interest payable	(7,318)	—	(7,318)	—	(7,318)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2024:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$443,035	$443,035	$—	$—	$443,035
Debt securities available-for-sale	468,546	14,810	453,736	—	468,546
Debt securities held-to-maturity	306,081	71,323	211,647	—	282,970
Equity securities	10,456	8,765	1,691	—	10,456
Loans held for sale	762	—	766	—	766
Net loans receivable	4,561,599	—	—	4,495,097	4,495,097
FHLB and other restricted stock holdings and investments	40,702	n/a	n/a	n/a	n/a
Interest rate swaps	423	—	423	—	423
Accrued interest receivable	24,739	385	2,766	21,588	24,739
LIABILITIES
Deposits	$(5,371,364)	$(4,648,504)	$(718,328)	$—	$(5,366,832)
Subordinated notes and debentures	(105,190)	—	(124,515)	—	(124,515)
Interest rate swaps	(423)	—	(423)	—	(423)
Accrued interest payable	(7,152)	—	(7,152)	—	(7,152)

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

Information reported internally for performance assessment by the CODM follows, including reconciliation to the financial statements.

	Three Months Ended March 31,
	2025	2024
Interest and Dividend Income:
Loans including fees
Interest and fees on loans	$72,379	$71,513
Investment Securities	10,000	6,392
Total interest and dividend income	82,379	77,905
Interest Expense:
Deposits	32,634	31,548
Borrowed funds	1,314	1,135
Total interest expense	33,948	32,683
NET INTEREST INCOME	48,431	45,222
PROVISION FOR CREDIT LOSS EXPENSE	1,556	1,320
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	46,875	43,902
NON-INTEREST INCOME:
Service charges on deposit accounts	1,714	1,694
Other service charges and fees	510	695
Wealth and asset management fees	1,796	1,802
Net unrealized gains (losses) on equity securities	(249)	191
Mortgage banking	96	196
Bank owned life insurance	760	767
Card processing and interchange income	2,107	2,016
Other non-interest income	1,773	1,594
Total non-interest income	8,507	8,955
NON-INTEREST EXPENSES:
Salaries	13,726	13,556
Incentive	1,768	393
Benefits	5,070	4,838
Net occupancy expense	4,038	3,640
Technology expense	5,378	5,072
State and local taxes	1,292	1,143
Legal, professional and examination fees	849	1,172
Advertising	514	685
FDIC insurance	985	990
Card processing and interchange expenses	1,160	1,179
Merger Costs	1,529	—
Other non-interest expenses	4,729	4,756
Total non-interest expenses	41,038	37,424
INCOME BEFORE INCOME TAXES	14,344	15,433
INCOME TAX EXPENSE	2,863	2,833
SEGMENT NET INCOME	$11,481	$12,600

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
CONSOLIDATED NET INCOME	$11,481	$12,600

Reconciliation of assets
Adjustments and reconciling items	—	—
TOTAL CONSOLIDATED ASSETS	$6,295,508	$5,801,412

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

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2024, included the 2024 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for the full year ending December 31, 2025, or any future period.

Merger with ESSA Bancorp, Inc.

On January 9, 2025, the Corporation and CNB Bank entered into a definitive merger agreement (the “Merger Agreement”) with ESSA Bancorp, Inc. (“ESSA”) and its subsidiary bank, ESSA Bank & Trust Company (“ESSA Bank”), pursuant to which the Corporation will acquire ESSA in an all-stock transaction. Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of each party, ESSA will merge with and into the Corporation, with the Corporation as the surviving entity, and immediately thereafter, ESSA Bank will merge with and into the Bank, with the Bank as the surviving bank (the “Merger”). Under the terms of the Merger Agreement, each outstanding share of ESSA common stock will be converted into the right to receive 0.8547 shares of the Corporation’s common stock. The transaction is currently expected to close in the third quarter of 2025, subject to customary closing conditions, including the receipt of regulatory approvals. At the Corporation’s 2025 Annual Meeting of Shareholders held on April 15, 2025, the Corporation’s shareholders voted to approve the issuance of shares of the Corporation’s common stock pursuant to the Merger Agreement.

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

Non-GAAP measures reflected within the discussion below include:

•Merger costs, net of tax;
•Income available to common (excluding merger costs);
•Tangible book value per share and tangible book value per share (excluding merger costs);
•Tangible common equity/tangible assets and tangible common equity/tangible assets (excluding merger costs);
•Efficiency ratio (fully tax-equivalent basis) and efficiency ratio (fully tax-equivalent basis and excluding merger costs);
•Net interest margin (fully tax-equivalent basis);
•Pre-provision net revenue ("PPNR") and PPNR (excluding merger costs);
•Basic and diluted earnings per share (excluding merger costs);
•Dividend payout ratio (excluding merger costs);
•Return on average assets (excluding merger costs);
•Return on average equity (excluding merge costs); and
•Return on average tangible common equity and return on average tangible common equity (excluding merger costs)

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $520.2 million at March 31, 2025, including additional excess liquidity of $447.1 million held at the Federal Reserve, compared to $375.0 million at December 31, 2024. These excess funds, when combined with collective contingent liquidity resources of $4.7 billion including (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 5.3 times the estimated amount of adjusted uninsured deposit balances.

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

SECURITIES

AFS debt securities and equity securities combined totaled $526.7 million and $479.0 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the total balance of investments classified as HTM debt securities was $282.2 million compared to $306.1 million at December 31, 2024.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," to the condensed consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of March 31, 2025. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	March 31, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$9,651	4.63%	$—	—%	$—	—%	$—	—%	$9,651	4.63%
State and Political Subdivisions	8,126	2.98	40,407	2.27	28,480	2.36	15,272	2.20	92,285	2.35
Residential and multi-family mortgage	4,967	2.92	5,740	2.85	16,637	1.77	343,532	3.83	370,876	3.71
Corporate notes and bonds	996	3.25	8,768	4.91	25,360	4.17	—	—	35,124	4.33
Pooled SBA	—	—	523	4.67	6,800	2.44	1,183	2.10	8,506	2.53
Total	$23,740	3.65%	$55,438	2.77%	$77,277	2.83%	$359,987	3.76%	$516,442	3.51%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of March 31, 2025:

	March 31, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$48,437	1.42%	$143,686	1.54%	$18,741	1.67%	$—	—%	$210,864	1.52%
Residential and multi-family mortgage	—	—	276	2.89	4,219	2.76	66,800	2.32	71,295	2.35
Total	$48,437	1.42%	$143,962	1.54%	$22,960	1.87%	$66,800	2.32%	$282,159	1.73%

The following table summarizes the weighted average modified duration of AFS securities as of March 31, 2025:

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	0.19
State and Political Subdivisions	4.66
Residential and multi-family mortgage	3.40
Corporate notes and bonds	4.07
Pooled SBA	2.17
Total	3.59

The following table summarizes the weighted average modified duration of securities HTM as of March 31, 2025:

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	2.24
Residential and multi-family mortgage	5.69
Total	2.86

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

At March 31, 2025, loans, excluding the impact of syndicated loans, totaled $4.5 billion, representing an increase of $11.7 million, or 0.26% year to date increase (1.05% annualized), from December 31, 2024. The increase in loans for the quarter ended March 31, 2025 compared to December 31, 2024 was primarily driven by growth in the BankOnBuffalo, Ridge View Bank and the legacy CNB markets.

At March 31, 2025, the Corporation's condensed consolidated balance sheet reflected a decrease in syndicated lending balances of $10.7 million compared to December 31, 2024, primarily resulting from scheduled paydowns or early payoffs of certain syndicated loans. The syndicated loan portfolio totaled $69.2 million, or 1.50% of total loans, at March 31, 2025, compared to $79.9 million, or 1.73% of total loans at December 31, 2024. The Corporation closely manages the level and composition of its syndicated loan portfolio to ensure it continues to provide a high credit quality, profitable use of excess liquidity to complement the Corporation’s loan growth from its in-market customer relationships.

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

Loan Portfolio Profile

As part of its lending policy and risk management activities, the Corporation tracks lending exposure by industry classification and type to determine potential risks associated with industry concentrations, and to identify any concentration risk issues that could lead to additional credit loss exposure. An important and recurring part of this process involves the Corporation’s continued measurement and evaluation of its exposure to the office, hospitality, and multifamily industries within its commercial real estate portfolio. Even given the Corporation’s historically sound underwriting protocols and high credit quality standards for borrowers in the commercial real estate industry segments, the Corporation monitors numerous relevant sensitivity elements, including occupancy, loan-to-value, absorption and cap rates, debt service coverage and covenant compliance, and developer/lessor financial strength both in the project and globally. At March 31, 2025, the Corporation had the following key metrics related to its office, hospitality and multifamily portfolios:

•Commercial office loans:
◦There were 112 outstanding loans, totaling $109.2 million, or 2.37% of total Corporation loans outstanding;
◦There were no nonaccrual commercial office loans;
◦There were two past due commercial office loans that totaled $216 thousand, or 0.20% of total commercial office loans outstanding; and
◦The average outstanding balance per commercial office loan was $975 thousand.

•Commercial hospitality loans:
◦There were 162 outstanding loans, totaling $323.1 million, or 7.01% of total Corporation loans outstanding;
◦There were no nonaccrual commercial hospitality loans;
◦There was one past due commercial hospitality loan that totaled $157 thousand, or 0.05% of total commercial hospitality loans outstanding; and
◦The average outstanding balance per commercial hospitality loan was $2.0 million.

•Commercial multifamily loans:
◦There were 227 outstanding loans, totaling $373.4 million, or 8.10% of total Corporation loans outstanding;
◦There were two nonaccrual commercial multifamily loans that totaled $20.5 million, or 5.50% of total multifamily loans outstanding. As previously discussed, one customer relationship did have a specific reserve of $885 thousand, while the other customer relationship did not have a related specific loss reserve;
◦There were two past due commercial multifamily loans that totaled $20.5 million, or 5.50% of total commercial multifamily loans outstanding; and
◦The average outstanding balance per commercial multifamily loan was $1.6 million.

The following table summarize the geographic region (based upon metropolitan statistical areas) in which the commercial office, hospitality and multifamily loans were originated as of March 31, 2025:

March 31, 2025
Commercial Office
Geographic Region:
Buffalo, NY	33.75%
Cleveland, OH	31.03
Cincinnati, OH	10.10
Erie-Meadville, PA	6.02
All other geographical regions	19.10
Total Commercial Office	100.00%

Commercial Hospitality
Geographic Region:
Buffalo, NY	18.60%
Columbus, OH	13.90
Pittsburgh, PA	16.92
Cleveland, OH	9.49
All other geographical regions	41.09
Total Commercial Hospitality	100.00%

Commercial Multifamily
Geographic Region:
Cleveland, OH	44.44%
Buffalo, NY	22.53
Columbus, OH	16.21
All other geographical regions	16.82
Total Commercial Multifamily	100.00%

The Corporation had no commercial office, hospitality or multifamily loan relationships considered by the banking regulators to be high volatility commercial real estate ("HVCRE") credits.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at March 31, 2025. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	March 31, 2025
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$750	$1,194	$5,700	$—	$7,644
Owner-occupied, nonfarm nonresidential properties	22,634	25,642	11,466	2,088	61,830
Agricultural production and other loans to farmers	26	44	—	9	79
Commercial and Industrial	17,439	197,002	56,651	23,564	294,656
Obligations (other than securities and leases) of states and political subdivisions	3,456	15,083	76,858	6,048	101,445
Other loans	271	1,168	990	12,323	14,752
Other construction loans and all land development and other land loans (1)	54,573	14,344	7,827	884	77,628
Multifamily (5 or more) residential properties	48,484	10,737	6,748	136	66,105
Non-owner occupied, nonfarm nonresidential properties	44,084	133,372	59,338	923	237,717
1-4 Family Construction (1)	187	—	—	—	187
Home equity lines of credit	5	78	331	282	696
Residential Mortgages secured by first liens	4,215	28,826	206,875	131,747	371,663
Residential Mortgages secured by junior liens	338	6,951	67,691	15,802	90,782
Other revolving credit plans	10	11	23	1	45
Automobile	720	14,521	4,498	—	19,739
Other consumer	4,340	30,889	8,467	7,662	51,358
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$201,532	$479,862	$513,463	$201,469	$1,396,326

Loans Receivable with Variable or Floating Interest Rate
Farmland	$1,913	$4,226	$7,972	$7,643	$21,754
Owner-occupied, nonfarm nonresidential properties	16,891	95,332	288,340	58,105	458,668
Agricultural production and other loans to farmers	770	36	5,520	—	6,326
Commercial and Industrial	278,015	76,661	57,852	1,506	414,034
Obligations (other than securities and leases) of states and political subdivisions	1,663	3,105	10,761	20,175	35,704
Other loans	2,105	2,504	8,096	—	12,705
Other construction loans and all land development and other land loans (1)	95,246	76,415	24,033	13,242	208,936
Multifamily (5 or more) residential properties	62,226	51,000	242,252	4,419	359,897
Non-owner occupied, nonfarm nonresidential properties	147,381	208,827	397,463	50,062	803,733
1-4 Family Construction (1)	4,934	5,359	1,380	4,610	16,283
Home equity lines of credit	9,462	10,484	38,968	119,519	178,433
Residential Mortgages secured by first liens	18,950	24,546	128,817	458,993	631,306
Residential Mortgages secured by junior liens	1,544	454	13,205	1,001	16,204
Other revolving credit plans	8,238	2,198	23,606	1,273	35,315
Automobile	—	—	—	—	—
Other consumer	6	66	85	59	216
Credit cards	13,978	—	—	—	13,978
Overdrafts	191	—	—	—	191
Total	$663,513	$561,213	$1,248,350	$740,607	$3,213,683
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At March 31, 2025, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Nonaccrual loans	$54,079	$56,323
Accrual loans greater than 90 days past due	308	653
Total nonperforming loans	54,387	56,976
Other real estate owned	1,664	2,509
Total nonperforming assets	$56,051	$59,485
Total loans receivable	$4,610,009	$4,608,956
Nonaccrual loans as a percentage of total loans receivable	1.17%	1.22%
Total assets	$6,295,508	$6,192,010
Nonperforming assets as a percentage of total assets	0.89%	0.96%
Allowance for credit losses on loans receivable	$47,357	$47,357
Allowance for credit losses / Total loans	1.03%	1.03%
Ratio of allowance for credit losses to nonaccrual loans	87.57%	84.08%

Total nonperforming assets were $56.1 million, or 0.89% of total assets, as of March 31, 2025, compared to $59.5 million, or 0.96% of total assets, as of December 31, 2024. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 87.57% at March 31, 2025, compared to 84.08% at December 31, 2024. The decrease in nonperforming assets for the three months ended March 31, 2025, compared to December 31, 2024 was primarily due to paydowns to nonaccrual loans, charge-offs, and the sale of an other real estate owned property.

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

ALLOWANCE FOR CREDIT LOSSES

The amount of each allowance for credit losses account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant internal and external factors. While management utilizes its best judgment and information available, the ultimate adequacy of the Corporation's allowance for credit losses account is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolios, the economy, changes in interest rates, and the view of the regulatory authorities toward classification of assets. The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. For additional information regarding the Corporation's accounting policies related to credit losses, refer to Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements in the 2024 Form 10-K and Note 4, "Loans Receivable and Allowance for Credit Losses," to these condensed consolidated financial statements elsewhere in this report.

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at March 31, 2025 and December 31, 2024; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	March 31, 2025
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$161	0.64%	$29,398	0.55%
Owner-occupied, nonfarm nonresidential properties	5,827	11.29	520,498	1.12
Agricultural production and other loans to farmers	39	0.14	6,405	0.61
Commercial and Industrial	7,210	15.37	708,690	1.02
Obligations (other than securities and leases) of states and political subdivisions	1,371	2.97	137,149	1.00
Other loans	326	0.59	27,457	1.19
Other construction loans and all land development and other land loans	2,569	6.22	286,564	0.90
Multifamily (5 or more) residential properties	3,092	9.24	426,002	0.73
Non-owner occupied, nonfarm nonresidential properties	10,172	22.59	1,041,450	0.98
1-4 Family Construction	122	0.36	16,470	0.74
Home equity lines of credit	1,564	3.89	179,129	0.87
Residential Mortgages secured by first liens	9,099	21.76	1,002,969	0.91
Residential Mortgages secured by junior liens	1,451	2.32	106,986	1.36
Other revolving credit plans	855	0.77	35,360	2.42
Automobile	262	0.43	19,739	1.33
Other consumer	2,921	1.12	51,574	5.66
Credit cards	125	0.30	13,978	0.89
Overdrafts	191	—	191	100.00
Total	$47,357	100.00%	$4,610,009	1.03%

	December 31, 2024
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$167	0.67%	$31,099	0.54%
Owner-occupied, nonfarm nonresidential properties	5,696	11.18	515,208	1.11
Agricultural production and other loans to farmers	37	0.14	6,492	0.57
Commercial and Industrial	7,759	15.60	718,775	1.08
Obligations (other than securities and leases) of states and political subdivisions	1,369	3.05	140,430	0.97
Other loans	329	0.61	28,110	1.17
Other construction loans and all land development and other land loans	2,571	6.14	282,912	0.91
Multifamily (5 or more) residential properties	2,969	8.92	411,146	0.72
Non-owner occupied, nonfarm nonresidential properties	10,110	22.42	1,033,541	0.98
1-4 Family Construction	198	0.57	26,431	0.75
Home equity lines of credit	1,340	3.61	166,327	0.81
Residential Mortgages secured by first liens	8,958	21.97	1,012,746	0.88
Residential Mortgages secured by junior liens	1,343	2.31	106,462	1.26
Other revolving credit plans	960	0.89	41,095	2.34
Automobile	275	0.45	20,961	1.31
Other consumer	2,892	1.17	53,821	5.37
Credit cards	127	0.29	13,143	0.97
Overdrafts	257	0.01	257	100.00
Total	$47,357	100.00%	$4,608,956	1.03%

The allowance for credit losses measured as a percentage of total loans receivable was 1.03% as of March 31, 2025 and 1.03% as of December 31, 2024.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the three months ended March 31, 2025, the allowance for credit losses remained unchanged, reflecting stable credit quality in the loan portfolio. Significant uncertainty persists regarding the domestic and global economy due to changes to U.S. tariffs and corresponding policy changes by U.S. trading partners, continued elevated interest rates, fluctuating levels of consumer confidence, and geopolitical conflicts. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of March 31, 2025 and December 31, 2024.

Additional information related to provision for credit loss expense and net charge-offs and recoveries for the three months ended March 31, 2025 and 2024 is presented in the tables below.

	Three Months Ended March 31, 2025
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(6)	$—	$30,912	—%
Owner-occupied, nonfarm nonresidential properties	140	(9)	530,038	(0.01)
Agricultural production and other loans to farmers	2	—	6,574	—
Commercial and Industrial	101	(650)	727,769	(0.36)
Obligations (other than securities and leases) of states and political subdivisions	2	—	142,098	—
Other loans	(3)	—	28,932	—
Other construction loans and all land development and other land loans	(2)	—	277,841	—
Multifamily (5 or more) residential properties	123	—	402,532	—
Non-owner occupied, nonfarm nonresidential properties	62	—	1,006,641	—
1-4 Family Construction	(76)	—	20,584	—
Home equity lines of credit	224	—	172,126	—
Residential Mortgages secured by first liens	175	(34)	1,014,716	(0.01)
Residential Mortgages secured by junior liens	108	—	106,878	—
Other revolving credit plans	(103)	(2)	36,608	(0.02)
Automobile	(13)	—	20,314	—
Other consumer	584	(555)	52,237	(4.31)
Credit cards	116	(118)	14,352	(3.33)
Overdrafts	5	(71)	243	(118.50)
Total	$1,439	$(1,439)	$4,591,395	(0.13)%
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

Provision for credit losses was $1.6 million for the three months ended March 31, 2025, compared to $1.3 million for the three months ended March 31, 2024. Included in the provision for credit losses for the three months ended March 31, 2025 was $117 thousand related to the allowance for unfunded commitments compared to $24 thousand benefit towards the allowance for unfunded commitments for the three months ended March 31, 2024.

DEPOSITS

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	March 31, 2025	Percent of Deposits in Each Category to Total Deposits	December 31, 2024	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2025 vs. 2024
Demand, noninterest-bearing	$842,398	15.4%	$819,680	15.2%	2.8%
Demand, interest-bearing	719,460	13.2	706,796	13.2	1.8
Savings deposits	3,160,618	57.9	3,122,028	58.1	1.2
Time deposits	737,602	13.5	722,860	13.5	2.0
Total deposits	$5,460,078	100.0%	$5,371,364	100.0%	1.7%

At March 31, 2025, total deposits were $5.5 billion, reflecting an increase of $88.7 million, or 1.65%, from December 31, 2024. The increase in deposit balances was driven by higher retail and municipal deposits, coupled with growth in retail time deposits.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended March 31,
	2025		2024
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$814,441	—%	$736,965	—%
Demand, interest-bearing	704,874	0.88	739,931	0.65
Savings deposits	3,131,697	3.09	2,965,279	3.47
Time deposits	738,129	3.99	523,925	3.64
Total	$5,389,141		$4,966,100

At March 31, 2025, the average deposit balance per account for the Bank was approximately $34 thousand, which has remained stable at this level for an extended period.

The following table presents additional information about our March 31, 2025 and December 31, 2024 deposits:

	March 31, 2025	December 31, 2024
Time deposits not covered by deposit insurance	$61,619	$58,330
Total deposits not covered by deposit insurance	1,554,285	1,516,839

At March 31, 2025, the total estimated uninsured deposits for the Bank were approximately $1.6 billion, or approximately 27.94% of total Bank deposits. However, when excluding $101.9 million of affiliate company deposits and $481.2 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $971.1 million, or approximately 17.46% of total Bank deposits as of March 31, 2025.

At December 31, 2024, the total estimated uninsured deposits for the Bank were approximately $1.5 billion, or approximately 27.71% of total Bank deposits. However, when excluding affiliate company deposits of $101.9 million and pledged-investment collateralized deposits of $429.0 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $986.0 million, or approximately 18.01% of total Bank deposits as of December 31, 2024.

Scheduled maturities of time deposits not covered by deposit insurance at March 31, 2025 were as follows:

March 31, 2025
3 months or less	$8,250
Over 3 through 6 months	9,540
Over 6 through 12 months	39,515
Over 12 months	4,314
Total	$61,619

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

The Corporation’s expected material cash requirements for the twelve months ended March 31, 2026 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses, and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as by maintaining access to wholesale funding sources.

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

At March 31, 2025, the Corporation’s cash and cash equivalents position was approximately $520.2 million, including liquidity of $447.1 million held at the Federal Reserve. These excess funds, when combined with $4.7 billion in (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 5.3 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of March 31, 2025:

Net Available
FHLB borrowing capacity (1)	$1,231,650
Federal Reserve borrowing capacity (2)	496,532
Brokered deposits (3)	2,068,431
Other third-party funding channels (3) (4)	887,543
Total net available liquidity and borrowing capacity	$4,684,156
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window and BIC program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of March 31, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business, the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to condensed consolidated financial statements elsewhere in this report for the expected timing of such payments as of March 31, 2025. The Corporation’s material contractual obligations as of March 31, 2025 consist of (i) long-term borrowings - Note 7, "Borrowings," (ii) operating leases - Note 5, "Leases," (iii) time deposits with stated maturity dates - Note 6, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 9, "Off-Balance Sheet Commitments and Contingencies."

Shareholders’ Equity, Capital Ratios and Metrics

As of March 31, 2025, the Corporation’s total shareholders’ equity was $624.5 million, representing an increase of $13.8 million, or 2.26%, from December 31, 2024, primarily due to an increase in the Corporation's retained earnings (net income, partially offset by the common and preferred stock dividends paid) and a decrease in accumulated other comprehensive loss primarily from the after-tax impact of temporary unrealized valuation changes in the Corporation's available-for-sale portfolio.

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

As of March 31, 2025 all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation's capital ratios and book value per common share at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Total risk-based ratio	16.30%	16.16%
Tier 1 risk-based ratio	13.50%	13.41%
Common equity tier 1 ratio	11.85%	11.76%
Tier 1 leverage ratio	10.27%	10.43%
Common shareholders' equity/total assets	9.00%	8.93%
Tangible common equity/tangible assets (1)	8.36%	8.28%
Tangible common equity/tangible assets (excluding merger costs) (1)	8.38%	8.28%
Book value per common share	$27.01	$26.34
Book value per common share (excluding merger costs) (1)	$27.08	$26.34
Tangible book value per common share (1)	$24.91	$24.24
Tangible book value per common share (excluding merger costs) (1)	$24.98	$24.24
(1) Tangible common equity, tangible assets, book value per common share (excluding merger costs), and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets and preferred equity from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 2025, the Corporation's pre-tax net unrealized losses on available-for-sale and held-to-maturity securities totaled approximately $61.7 million, or 9.88% of total shareholders' equity, compared to $74.8 million, or 12.25% of total shareholders' equity at December 31, 2024. The change in unrealized losses was primarily due to changes in the yield curve during the first quarter of 2025 compared to 2024, coupled with the Corporation's scheduled bond maturities, which were all realized at par. Importantly, all regulatory capital ratios for the Corporation would exceed regulatory "well-capitalized" levels as of both March 31, 2025 and December 31, 2024 if the net unrealized losses at the respective dates were fully recognized. Additionally, the Corporation continued to maintain excess liquidity totaling approximately $100.7 million of liquid funds at March 31, 2025, which more than covers the $61.7 million in combined available-for-sale and held-to-maturity unrealized losses on investments held primarily in its wholly-owned banking subsidiary, as an immediately available source of contingent capital to be down-streamed to the Bank, if necessary.

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

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended March 31, 2025 and 2024:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	March 31, 2025			March 31, 2024
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$765,654	2.73%	$5,461	$696,851	1.96%	$3,651
Tax-exempt (1) (2) (4)	25,345	2.69	181	27,743	2.59	191
Equity securities (1) (2)	7,428	5.84	107	6,772	5.64	95
Total securities (4)	798,427	2.75	5,749	731,366	2.01	3,937
Loans receivable:
Commercial (2) (3)	1,466,323	6.74	24,369	1,429,718	6.90	24,519
Mortgage and loans held for sale (2) (3)	3,001,317	6.02	44,572	2,870,175	6.08	43,403
Consumer (3)	123,755	12.01	3,665	128,858	11.79	3,778
Total loans receivable (3)	4,591,395	6.41	72,606	4,428,751	6.51	71,700
Interest-bearing deposits with the Federal Reserve and other financial institutions	413,704	4.20	4,284	190,009	5.26	2,485
Total earning assets	5,803,526	5.73	$82,639	5,350,126	5.81	$78,122
Noninterest-bearing assets:
Cash and cash equivalents due from banks	58,152			53,523
Premises and equipment	129,188			110,038
Other assets	277,051			261,863
Allowance for credit losses	(47,342)			(45,771)
Total non interest-bearing assets	417,049			379,653
TOTAL ASSETS	$6,220,575			$5,729,779
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$704,874	0.88%	$1,527	$739,931	0.65%	$1,195
Savings	3,131,697	3.09	23,840	2,965,279	3.47	25,611
Time	738,129	3.99	7,267	523,925	3.64	4,742
Total interest-bearing deposits	4,574,700	2.89	32,634	4,229,135	3.00	31,548
Short-term borrowings	—	0.00	—	—	0.00	—
Finance lease liabilities	15,143	6.32	236	282	4.28	3
Subordinated notes and debentures	105,228	4.15	1,078	104,925	4.34	1,132
Total interest-bearing liabilities	4,695,071	2.93	$33,948	4,334,342	3.03	$32,683
Demand—noninterest-bearing	814,441			736,965
Other liabilities	91,654			81,944
Total liabilities	5,601,166			5,153,251
Shareholders’ equity	619,409			576,528
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,220,575			$5,729,779
Interest income/Earning assets		5.73%	$82,639		5.81%	$78,122
Interest expense/Interest-bearing liabilities		2.93	33,948		3.03	32,683
Net interest spread		2.80%	$48,691		2.78%	$45,439
Interest income/Earning assets		5.73%	$82,639		5.81%	$78,122
Interest expense/Earning assets		2.36	33,948		2.43	32,683
Net interest margin (fully tax-equivalent)		3.37%	$48,691		3.38%	$45,439
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended March 31, 2025 and 2024 was $260 thousand and $217 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended March 31, 2025 and 2024 was $(48.1) million and $(55.1) million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended March 31, 2025 and 2024:

Net Interest Income Rate-Volume Variance	For Three Months Ended March 31, 2025 over (under) March 31, 2024 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$356	$1,454	$1,810
Tax-exempt (2)	(16)	6	(10)
Equity securities (2)	8	4	12
Total securities	348	1,464	1,812
Loans receivable:
Commercial (2)	428	(578)	(150)
Mortgage (2) (3)	1,613	(444)	1,169
Consumer	(180)	67	(113)
Total loans receivable	1,861	(955)	906
Other earning assets	2,880	(1,081)	1,799
Total Earning Assets	$5,089	$(572)	$4,517

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(68)	$400	$332
Savings	1,163	(2,934)	(1,771)
Time	1,888	637	2,525
Total interest-bearing deposits	2,983	(1,897)	1,086
Short-Term Borrowings	—	—	—
Finance lease liabilities	157	76	233
Subordinated debentures	(5)	(49)	(54)
Total Interest-Bearing Liabilities	$3,135	$(1,870)	$1,265

Change in Net Interest Income	$1,954	$1,298	$3,252
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the three months ended March 31, 2025 and March 31, 2024.
(3) Includes loans held for sale.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 and 2024

OVERVIEW

Net income available to common shareholders ("earnings") was $10.4 million, or $0.50 per diluted share, for the three months ended March 31, 2025. Excluding after-tax merger costs, earnings were $11.9 million, or $0.57 per diluted share for the three months ended March 31, 2025. The Corporation’s earnings for the three months ended March 31, 2024 were $11.5 million, or $0.55 per diluted share. Excluding after-tax merger costs, the increase in diluted earnings per share comparing the three months ended March 31, 2025 to the three months ended March 31, 2024 was primarily due to an increase in net interest income, partially offset by increases in non-interest expense and the provision for credit losses, coupled with a decrease in non-interest income.

Annualized return on average equity was 7.52% for the three months ended March 31, 2025, compared to 8.79% for the three months ended March 31, 2024. Annualized return on average tangible common equity, a non-GAAP measure, was 8.15% for the three months ended March 31, 2025, compared to 9.77% for the three months ended March 31, 2024.

The Corporation's efficiency ratio was 72.07% for the three months ended March 31, 2025, compared to 69.08% for the three months ended March 31, 2024. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 71.28% for the three months ended March 31, 2025, compared to 68.29% for the three months ended March 31, 2024. Excluding merger costs, the efficiency ratio on a fully tax-equivalent basis, a non-GAAP measure was 68.62% compared to 68.29% for the three months ended March 31, 2024.

NET INTEREST INCOME

Net interest income was $48.4 million for the three months ended March 31, 2025, compared to $45.2 million for the three months ended March 31, 2024. When comparing the first quarter of 2025 to the first quarter of 2024, the increase in net interest income of $3.2 million, or 7.10%, was primarily due to an increase in the Corporation's interest income as a result of the increase in total loans outstanding quarter over quarter, partially offset by targeted interest-bearing deposit rate increases to ensure both deposit relationship retention and new deposit growth in the Corporation's markets.

Net interest margin was 3.38% and 3.40% for the three months ended March 31, 2025 and March 31, 2024, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.37% and 3.38%, for the three months ended March 31, 2025 and March 31, 2024, respectively.

The yield on earning assets of 5.73% for the three months ended March 31, 2025 decreased 8 basis points from March 31, 2024, primarily attributable to the net impact of declining interest rates on variable and floating-rate loans as a result of the Federal Reserve decreases since mid-September 2024, coupled with changes in the yield curve.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $1.6 million and $1.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Management believes the charges to the provision for credit losses for the three months ended March 31, 2025 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at March 31, 2025.

NON-INTEREST INCOME

Total non-interest income was $8.5 million for the three months ended March 31, 2025 compared to $9.0 million for the three months ended March 31, 2024. The decrease during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to increases in unrealized losses on equity securities and mortgage banking income, partially offset by higher pass-through income SBICs.

NON-INTEREST EXPENSE

For the three months ended March 31, 2025, total non-interest expense was $41.0 million, compared to $37.4 million for the three months ended March 31, 2024. Excluding merger costs, the increase from the three months ended March 31, 2024 was primarily a result of higher salaries and benefits reflecting increased incentive compensation accruals and higher health insurance costs. Additionally, technology expense increased, primarily due to higher core processing charges associated with growth. These increases were partially offset by a decline in legal expenses. In addition, card processing and interchange expense for the first quarter of 2025 was $1.2 million, or 55.05% of card processing and interchange income, compared to $1.2 million, or 58.48% of card processing and interchange income for the first quarter of 2024.

INCOME TAX EXPENSE

Income tax expense was $2.9 million, representing a 19.96% effective tax rate, compared to $2.8 million, representing a 18.36% effective tax rate for the three months ended March 31, 2025 and 2024, respectively.

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

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for credit losses and the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill and intangibles that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1, "Summary of Significant Accounting Policies," and Note 3, "Loans Receivable and Allowance for Credit Losses," of the 2024 Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for credit losses and loans receivable. There have been no other significant changes in the application of accounting policies since December 31, 2024.

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Calculation of merger costs, net of tax (non-GAAP):
Merger costs - non deductible	$1,327	$—

Merger costs - deductible	202	—
Statutory federal tax rate	21%	21%
Tax benefit of merger costs (non-GAAP)	42	—
Merger costs, net of tax (non-GAAP)	160	—

Merger costs, net of tax (non-GAAP)	$1,487	$—

	(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Calculation of net income available to common (GAAP):
Net income	$11,481	$12,600
Less: preferred stock dividends	1,075	1,075
Net income available to common shareholders	$10,406	$11,525

Adjusted calculation of net income available to common (non-GAAP):
Net income available to common shareholders	$10,406	$11,525
Add: Merger costs, net of tax (non-GAAP)	1,487	—
Adjusted net income available to common shareholders (non-GAAP):	$11,893	$11,525

	(unaudited)	(unaudited)
	March 31,	December 31,
	2025	2024
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$624,508	$610,695
Less: preferred equity	57,785	57,785
Common shareholders' equity	566,723	552,910
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	190	206
Tangible common equity (non-GAAP)	$522,659	$508,830

Total assets	$6,295,508	$6,192,010
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	190	206
Tangible assets (non-GAAP)	$6,251,444	$6,147,930

Ending shares outstanding	20,980,245	20,987,992

Book value per common share (GAAP)	$27.01	$26.34
Tangible book value per common share (non-GAAP)	$24.91	$24.24

Common shareholders' equity / Total assets (GAAP)	9.00%	8.93%
Tangible common equity / Tangible assets (non-GAAP)	8.36%	8.28%

Adjusted calculation of book value per common share (non-GAAP):
Common shareholders' equity	$566,723	$552,910
Add: Merger costs, net of tax (non-GAAP)	1,487	—
Adjusted common shareholders' equity (non-GAAP)	$568,210	$552,910

Ending shares outstanding	20,980,245	20,987,992

Adjusted book value per common share (non-GAAP)	$27.08	$26.34

Adjusted calculation of tangible book value per common share (non-GAAP):
Tangible common equity (non-GAAP)	$522,659	$508,830
Add: Merger costs, net of tax (non-GAAP)	1,487	—
Adjusted tangible common equity (non-GAAP)	$524,146	$508,830

Ending shares outstanding	20,980,245	20,987,992

Adjusted book value per common share (non-GAAP)	$24.98	$24.24

Adjusted calculation of tangible common equity/tangible assets (non-GAAP):
Adjusted common shareholders' equity (non-GAAP)	$524,146	$508,830

Tangible assets (non-GAAP)	$6,251,444	$6,147,930
Add: Merger costs	1,529	—
Adjusted tangible assets (non-GAAP)	$6,252,973	$6,147,930

Adjusted tangible common equity / Adjusted tangible assets (non-GAAP)	8.38%	8.28%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Calculation of efficiency ratio:
Non-interest expense	$41,038	$37,424

Non-interest income	$8,507	$8,955
Net interest income	48,431	45,222
Total revenue	$56,938	$54,177
Efficiency ratio	72.07%	69.08%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$41,038	$37,424
Less: core deposit intangible amortization	17	20
Adjusted non-interest expense (non-GAAP)	$41,021	$37,404

Non-interest income	$8,507	$8,955

Net interest income	$48,431	$45,222
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,464	1,337
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	2,076	1,932
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	49,043	45,817
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$57,550	$54,772

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	71.28%	68.29%

Adjusted calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Adjusted non-interest expense (non-GAAP)	$41,021	$37,404
Less: Merger costs (non-GAAP)	1,529	—
Adjusted non-interest expense (non-GAAP)	$39,492	$37,404

Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$57,550	$54,772

Adjusted efficiency ratio (fully tax equivalent basis) (non-GAAP)	68.62%	68.29%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Calculation of net interest margin:
Interest income	$82,379	$77,905
Interest expense	33,948	32,683
Net interest income	$48,431	$45,222

Average total earning assets	$5,803,526	$5,350,126

Net interest margin (GAAP) (annualized)	3.38%	3.40%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$82,379	$77,905
Tax equivalent adjustment (non-GAAP)	260	217
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	82,639	78,122
Interest expense	33,948	32,683
Net interest income (fully tax equivalent basis) (non-GAAP)	$48,691	$45,439

Average total earning assets	$5,803,526	$5,350,126
Less: average mark to market adjustment on investments (non-GAAP)	(48,070)	(55,146)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$5,851,596	$5,405,272

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.37%	3.38%

	(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Calculation of PPNR (non-GAAP): (1)
Net interest income	$48,431	$45,222
Add: Non-interest income	8,507	8,955
Less: Non-interest expense	41,038	37,424
PPNR (non-GAAP)	$15,900	$16,753

Adjusted calculation of PPNR (non-GAAP): (1)
Net interest income	$48,431	$45,222
Add: Non-interest income	8,507	8,955
Less: Non-interest expense	41,038	37,424
Add: merger costs	1,529	—
Adjusted PPNR (non-GAAP)	$17,429	$16,753

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Basic earnings per common share computation:
Net income available to common shareholders	$10,406	$11,525
Less: net income available to common shareholders allocated to participating securities	57	92
Net income available to common shareholders allocated to common stock	$10,349	$11,433

Weighted average common shares outstanding, including shares considered participating securities	20,981	20,979
Less: average participating securities	114	155
Weighted average shares	20,867	20,824
Basic earnings per common share	$0.50	$0.55

Diluted earnings per common share computation:
Net income available to common shareholders allocated to common stock	$10,349	$11,433

Weighted average common shares outstanding for basic earnings per common share	20,867	20,824
Add: Dilutive effect of stock compensation	58	63
Weighted average shares and dilutive potential common shares	20,925	20,887
Diluted earnings per common share	$0.50	$0.55

Adjusted basic earnings per common share computation (non-GAAP):
Net income available to common shareholders	$10,406	$11,525
Add: Merger costs, net of tax (non-GAAP)	1,487	—
Less: net income available to common shareholders allocated to participating securities	57	92
Less: Adjustment to net income available to common shareholders allocated to participating securities for merger cost impact, net of tax (non-GAAP)	8	—
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$11,828	$11,433

Weighted average common shares outstanding, including shares considered participating securities	20,981	20,979
Less: Average participating securities	114	155
Weighted average shares	20,867	20,824
Adjusted basic earnings per common share (non-GAAP)	$0.57	$0.55

Adjusted diluted earnings per common share computation (non-GAAP):
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$11,828	$11,433

Weighted average common shares outstanding for basic earnings per common share	20,867	20,824
Add: Dilutive effect of stock compensation	58	63
Weighted average shares and dilutive potential common shares	20,925	20,887
Adjusted diluted earnings per common share (non-GAAP)	$0.57	$0.55

	(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Calculation of dividend payout ratio:
Cash dividends per common share	$0.180	$0.175
Diluted earnings per common share	0.50	0.55
Dividend payout ratio	36.00%	31.82%

Adjusted calculation of dividend payout ratio (non-GAAP):
Cash dividends per common share	$0.180	$0.175
Adjusted diluted earnings per common share (non-GAAP)	0.57	0.55
Adjusted dividend payout ratio (non-GAAP)	31.58%	31.82%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Calculation of return on average assets:
Net income	$11,481	$12,600
Average total assets	$6,220,575	$5,729,779

Return on average assets (GAAP) (annualized)	0.75%	0.88%

Adjusted calculation of return on average assets (non-GAAP):
Net income	$11,481	$12,600
Add: Merger costs, net of tax (non-GAAP)	1,487	—
Adjusted net income	$12,968	$12,600

Average total assets	$6,220,575	$5,729,779

Adjusted return on average assets (GAAP) (annualized)	0.85%	0.88%

	(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Calculation of return on average tangible common equity (non-GAAP):
Net income	$11,481	$12,600
Less: preferred stock dividends	1,075	1,075
Net income available to common shareholders	$10,406	$11,525

Average shareholders' equity	$619,409	$576,528
Less: average goodwill & intangibles	44,074	44,147
Less: average preferred equity	57,785	57,785
Average tangible common shareholders' equity (non-GAAP)	$517,550	$474,596

Return on average equity (GAAP) (annualized)	7.52%	8.79%
Return on average common equity (GAAP) (annualized)	7.51%	8.94%
Return on average tangible common equity (non-GAAP) (annualized)	8.15%	9.77%

Adjusted calculation of return on average equity (non-GAAP):
Net income	$11,481	$12,600
Add: Merger costs, net of tax (non-GAAP)	1,487	—
Adjusted net income (non-GAAP)	$12,968	$12,600

Average shareholders' equity	$619,409	$576,528

Adjusted return on average equity (GAAP) (annualized)	8.49%	8.79%

Adjusted calculation of return on average tangible common equity (non-GAAP):
Net income available to common shareholders	$10,406	$11,525
Add: Merger costs, net of tax (non-GAAP)	1,487	—
Adjusted net income available to common shareholders	$11,893	$11,525

Average tangible common shareholders' equity (non-GAAP)	$517,550	$474,596

Adjusted return on average tangible common equity (non-GAAP) (annualized)	9.32%	9.77%

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

	% Change in Net Interest Income
	March 31, 2025	December 31, 2024
+300 basis points	1.9%	(0.2)%
+200 basis points	1.8%	0.5%
+100 basis points	1.2%	0.5%
-100 basis points	(1.5)%	(1.1)%
-200 basis points	(2.5)%	(1.4)%
-300 basis points	(3.6)%	(3.3)%

At March 31, 2025, the Corporation has approximately $2.5 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2025	—	$—	—	500,000
February 1 – 28, 2025	—	—	—	500,000
March 1 – 31, 2025	—	—	—	500,000
Total	—	$—	—	500,000
 (1) On June 12, 2024, the Corporation received acknowledgement from the Federal Reserve of the Corporation’s 2024 Common Share Repurchase Program (the "2024 Plan"). The Corporation’s Board of Directors previously approved the 2024 Plan, subject to the Federal Reserve Bank's response, authorizing the repurchase from time to time by the Corporation of up to 500,000 shares of the Corporation’s common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15,000,000. Pursuant to the 2024 Plan, repurchase of common stock, if any, are authorized to be made during the period beginning on June 12, 2024 (the date on which the Corporation received acknowledgement from the Federal Reserve Bank) through and including May 14, 2025, through open market purchases, privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, subject to compliance with any material agreement to which the Corporation is a party. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of March 31, 2025, there were 500,000 shares remaining for repurchase under the 2024 Plan.

Additionally, during the quarter ended March 31, 2025, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of the Corporation’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on April 18, 2024)

3.2	Third Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed on April 18, 2024)

10.1(1)	CNB Financial Corporation 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Form S-8 filed on April 15, 2025)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)
(1) Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 7, 2025	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 7, 2025	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)