Form 10-Q
period 2025-06-30
CNB FINANCIAL CORP/PA
filed 2025-08-07
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer's common stock as of August 6, 2025:
COMMON STOCK, NO PAR VALUE PER SHARE: 29,475,148 SHARES

INDEX
PART I.
FINANCIAL INFORMATION

Forward-Looking Statements and Factors that Could Affect Future Results

The information below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, liquidity, results of operations, future performance and business of CNB Financial Corporation (the "Corporation"). These forward-looking statements are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Corporation's control). Forward-looking statements often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future conditional verbs such as "may," "will," "should," "would" and "could." The Corporation's actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance.

Factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) adverse changes or conditions in capital and financial markets, including actual or potential stresses in the banking industry; (ii) changes in interest rates; (iii) the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs; (iv) effectiveness of our data security controls in the face of cyber attacks and any reputational risks following a cybersecurity incident; (v) changes in general business, industry or economic conditions or competition; (vi) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (vii) adverse economic effects from international trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, or similar events impacting economic activity; (viii) the possibility that CNB may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all or to successfully integrate ESSA Bancorp, Inc. ("ESSA") operations and those of CNB; (ix) higher than expected costs or other difficulties related to integration of combined or merged businesses; (x) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (xi) changes in the quality or composition of our loan and investment portfolios; (xii) adequacy of loan loss reserves; (xiii) increased competition; (xiv) loss of certain key officers; (xv) deposit attrition; (xvi) rapidly changing technology; (xvii) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xviii) changes in the cost of funds, demand for loan products or demand for financial services; and (xix) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

The forward-looking statements contained herein are based upon management's beliefs and assumptions. Any forward-looking statement made herein speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements included in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except to the extent required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur and you should not put undue reliance on any forward-looking statements.

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents due from banks	$88,721	$63,771
Interest-bearing deposits with Federal Reserve	332,214	375,009
Interest-bearing deposits with other financial institutions	4,476	4,255
Total cash and cash equivalents	425,411	443,035
Debt securities available-for-sale, at fair value (amortized cost of $562,411 and $520,223, respectively)	523,198	468,546
Debt securities held-to-maturity, at amortized cost (fair value of $253,607 and $282,970, respectively)	270,032	306,081
Equity securities	10,937	10,456
Loans held for sale	833	762
Loans receivable
Syndicated loans	78,936	79,882
Loans	4,654,484	4,529,074
Total loans receivable	4,733,420	4,608,956
Less: allowance for credit losses	(48,329)	(47,357)
Net loans receivable	4,685,091	4,561,599
FHLB and other restricted stock holdings and investments	42,192	40,702
Premises and equipment, net	74,529	76,011
Operating & finance lease right-of-use assets	54,651	52,715
Bank owned life insurance	118,431	117,579
Mortgage servicing rights	1,107	1,251
Goodwill and other intangibles	43,874	43,874
Core deposit intangible, net	173	206
Accrued interest receivable and other assets	68,018	69,193
Total Assets	$6,318,477	$6,192,010
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	$855,788	$819,680
Interest-bearing demand deposits	698,902	706,796
Savings	3,162,515	3,122,028
Certificates of deposit	749,877	722,860
Total deposits	5,467,082	5,371,364
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,722	84,570
Operating lease liabilities	39,804	40,315
Accrued interest payable and other liabilities	68,968	64,446
Total liabilities	5,681,196	5,581,315
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at June 30, 2025 and December 31, 2024	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,235,503 at June 30, 2025 and 21,235,503 at December 31, 2024	—	—
Additional paid in capital	218,375	219,876
Retained earnings	397,004	381,296
Treasury stock, at cost (115,609 shares at June 30, 2025 and 247,511 shares December 31, 2024)	(2,420)	(4,689)
Accumulated other comprehensive loss	(33,463)	(43,573)
Total shareholders' equity	637,281	610,695
Total Liabilities and Shareholders' Equity	$6,318,477	$6,192,010

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$75,408	$72,142	$147,787	$143,655
Securities:
Taxable	10,118	8,262	19,863	14,398
Tax-exempt	149	156	305	323
Dividends	96	92	195	181
Total interest and dividend income	85,771	80,652	168,150	158,557
INTEREST EXPENSE:
Deposits	32,276	33,794	64,910	65,342
Borrowed funds and finance lease liabilities	222	3	458	6
Subordinated notes and debentures	1,076	1,138	2,154	2,270
Total interest expense	33,574	34,935	67,522	67,618
NET INTEREST INCOME	52,197	45,717	100,628	90,939
PROVISION FOR CREDIT LOSS EXPENSE	4,338	2,591	5,894	3,911
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	47,859	43,126	94,734	87,028
NON-INTEREST INCOME:
Service charges on deposit accounts	1,656	1,794	3,370	3,488
Other service charges and fees	427	712	937	1,407
Wealth and asset management fees	2,109	2,007	3,905	3,809
Net realized and unrealized gains (losses) on equity securities	567	(80)	318	111
Mortgage banking	172	187	268	383
Bank owned life insurance	976	784	1,736	1,551
Card processing and interchange income	2,278	2,187	4,385	4,203
Other non-interest income	823	1,274	2,596	2,868
Total non-interest income	9,008	8,865	17,515	17,820
NON-INTEREST EXPENSES:
Compensation and benefits	19,348	17,676	39,912	36,463
Net occupancy expense	4,032	3,580	8,070	7,220
Technology expense	5,462	5,573	10,840	10,645
State and local taxes	1,301	1,237	2,593	2,380
Legal, professional, and examination fees	997	1,119	1,846	2,291
Advertising	556	553	1,070	1,238
FDIC insurance premiums	937	1,018	1,922	2,008
Card processing and interchange expenses	1,253	878	2,413	2,057
Merger costs	357	—	1,886	—
Other non-interest expenses	5,374	4,355	10,103	9,111
Total non-interest expenses	39,617	35,989	80,655	73,413
INCOME BEFORE INCOME TAXES	17,250	16,002	31,594	31,435
INCOME TAX EXPENSE	3,294	3,045	6,157	5,878
NET INCOME	13,956	12,957	25,437	25,557
PREFERRED STOCK DIVIDENDS	1,075	1,075	2,150	2,150
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$12,881	$11,882	$23,287	$23,407
AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,881,164	20,830,511	20,874,106	20,827,139
Diluted	20,952,891	20,893,396	20,939,424	20,890,203
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.61	$0.57	$1.11	$1.12
Diluted Earnings Per Common Share	$0.61	$0.56	$1.10	$1.11
Cash Dividends Declared	$0.180	$0.175	$0.360	$0.350
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$13,956	$12,957	$25,437	$25,557
Other comprehensive income (loss), net of tax:
Net change in debt securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax of $(776), $87, $(2,617), and $419, respectively	2,923	(328)	9,847	(1,577)
Amortization of unrealized losses from held-to-maturity securities, net of tax of $(33), $(37), $(70), and $(70), respectively	126	141	263	265
	3,049	(187)	10,110	(1,312)
Other comprehensive income (loss)	3,049	(187)	10,110	(1,312)
COMPREHENSIVE INCOME	$17,005	$12,770	$35,547	$24,245

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders' Equity
Balance, April 1, 2025	$57,785	$220,254	$387,925	$(4,944)	$(36,512)	$624,508
Net income			13,956			13,956
Other comprehensive income					3,049	3,049
Forfeiture of restricted stock award grants (5,913 shares)		130		(130)		—
Restricted stock award grants (145,562 shares)		(2,654)		2,654		—
Stock-based compensation expense		645				645
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.180 per common share)			(3,802)			(3,802)
Balance, June 30, 2025	$57,785	$218,375	$397,004	$(2,420)	$(33,463)	$637,281

Balance, April 1, 2024	$57,785	$218,224	$353,780	$(3,946)	$(47,203)	$578,640
Net income			12,957			12,957
Other comprehensive loss					(187)	(187)
Forfeiture of restricted stock award grants (2,518 shares)		50		(50)		—
Stock-based compensation expense		482				482
Purchase of treasury stock (23,988 shares)				(441)		(441)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (72 shares)				(1)		(1)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(3,675)			(3,675)
Balance, June 30, 2024	$57,785	$218,756	$361,987	$(4,438)	$(47,390)	$586,700

See Notes to Condensed Consolidated Financial Statements

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders' Equity
Balance, January 1, 2025	$57,785	$219,876	$381,296	$(4,689)	$(43,573)	$610,695
Net income			25,437			25,437
Other comprehensive income					10,110	10,110
Forfeiture of restricted stock award grants (9,471 shares)		220		(220)		—
Restricted stock award grants (145,562 shares)		(2,654)		2,654		—
Performance based restricted stock award grants (8,916 shares)		(167)		167		—
Stock-based compensation expense		1,100				1,100
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (11,145 shares)				(282)		(282)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (1,960 shares)				(50)		(50)
Preferred cash dividend declared			(2,150)			(2,150)
Cash dividends declared ($0.360 per common share)			(7,579)			(7,579)
Balance, June 30, 2025	$57,785	$218,375	$397,004	$(2,420)	$(33,463)	$637,281

Balance, January 1, 2024	$57,785	$220,495	$345,935	$(6,890)	$(46,078)	$571,247
Net income			25,557			25,557
Other comprehensive loss					(1,312)	(1,312)
Forfeiture of restricted stock award grants (4,961 shares)		100		(100)		—
Restricted stock award grants (130,857 shares)		(3,025)		3,025		—
Performance based restricted stock award grants (9,667 shares)		(179)		179		—
Stock-based compensation expense		1,365				1,365
Purchase of treasury stock (23,988 shares)				(441)		(441)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,379 shares)				(157)		(157)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (2,518 shares)				(54)		(54)
Preferred cash dividend declared			(2,150)			(2,150)
Cash dividends declared ($0.350 per common share)			(7,355)			(7,355)
Balance, June 30, 2024	$57,785	$218,756	$361,987	$(4,438)	$(47,390)	$586,700

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,437	$25,557
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	5,894	3,911
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	3,900	3,921
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(3,414)	(2,467)
Net amortization of deferred costs on borrowings	152	152
Net realized and unrealized gains on equity securities	(318)	(111)
Gain on sale of loans held for sale	(119)	(344)
Net losses on dispositions of premises and equipment and foreclosed assets	140	88
Proceeds from sale of loans receivable	8,775	11,906
Origination of loans held for sale	(9,163)	(12,439)
Income on bank owned life insurance	(1,556)	(1,551)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	(180)	—
Restricted stock compensation expense	1,100	1,365
Change in:
Accrued interest receivable and other assets	6	(13,187)
Accrued interest payable, lease liabilities, and other liabilities	1,175	6,099
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,829	22,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	50,848	21,234
Purchase of available-for-sale securities	(93,211)	(41,313)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	36,540	34,890
Purchase of equity securities	(163)	(242)
Proceeds from sales of loans classified as portfolio loans	—	11,182
Net increase in loans receivable	(125,882)	(23,532)
Proceeds from death benefit of bank owned life insurance policies	884	—
Purchase of FHLB, other equity, and restricted equity interests	(1,490)	(9,404)
Purchase of premises and equipment	(4,087)	(8,742)
Proceeds from the sale of premises and equipment and foreclosed assets	1,451	188
NET CASH USED BY INVESTING ACTIVITIES	(135,110)	(15,739)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	68,701	104,241
Net increase in certificates of deposit	27,017	7,854
Purchase of treasury stock	(332)	(652)
Cash dividends paid, common stock	(7,579)	(7,355)
Cash dividends paid, preferred stock	(2,150)	(2,150)
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,657	101,938
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,624)	109,099
CASH AND CASH EQUIVALENTS, Beginning	443,035	222,046
CASH AND CASH EQUIVALENTS, Ending	$425,411	$331,145

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$65,794	$64,316
Income taxes	3,700	5,298
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$424	$275
Transfers from loans held for sale to loans held for investment	317	1,239
Transfers from loans held for investment to loans held for sale	—	438
Grant of restricted stock awards from treasury stock	2,654	3,025
Grant of performance based restricted stock awards from treasury stock	167	179
Restricted stock forfeiture	220	100
Lease liabilities arising from obtaining right-of-use assets	—	442

See Notes to Condensed Consolidated Financial Statements

CNB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURE RULES

Nature of Operations

CNB Financial Corporation (the "Corporation") is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the "Bank"). In addition, the Bank provides wealth and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation ("Holiday"). The Corporation and its other subsidiaries are subject to examination by federal and state regulators. The Corporation's market area is primarily concentrated in the Central and Northwest regions of the Commonwealth of Pennsylvania, the Central and Northeast regions of the State of Ohio, Western region of the State of New York and the Southwest region of the Commonwealth of Virginia.

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three and six months ended June 30, 2025 is not necessarily indicative of the results to be expected for the full year.

This information should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). Certain amounts appearing in the condensed consolidated financial statements and notes thereto for prior periods may be reclassified to conform with the current presentation. If there are reclassifications, the reclassifications had no effect on net income or shareholders' equity as previously reported. Dollar amounts in tables are stated in thousands, except for per share amounts.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided and future results could differ.

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on November 30 or on an interim basis if an event triggering impairment may have occurred. Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed as of November 30, 2024 and therefore, believes that there is no impairment as of June 30, 2025. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

In November 2023, FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures (Topic 280)." This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. The ASU became effective for the Corporation on December 15, 2024. Adoption of the ASU is to be applied retrospectively to all prior periods presented in the financial statements. The update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

Accounting Standards Adopted in 2025

In August 2023, FASB issued ASU 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and also to reduce diversity in practice. ASU 2023-05 is to be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. The update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)." The ASU requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Corporation is evaluating the effect that ASU 2023-09 will have on its condensed consolidated financial statements and related disclosures.

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

Accounting Pronouncements Pending Adoption

In October 2023, FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." The ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532, "Disclosure Update and Simplification" that was issued in 2018. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Corporation is evaluating the effect that ASU 2023-06 will have on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures." The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities ("DD&A") (or other amounts of depletion expense) included in each relevant expense caption. A "relevant expense caption" is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e), (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The ASU is effective for annual periods beginning after December 15, 2026, and interim report periods beginning after December 15, 2027. Early application of the amendment is permitted. The ASU is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Corporation is evaluating the effect that ASU 2024-03 will have on its condensed consolidated financial statements and related disclosures.

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

In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity." The ASU amends the guidance to improve the requirements for identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity ("VIE"). The amendments require entities to consider the general accounting acquirer factors in Topic 805 when the transaction is primarily effected by the exchange of equity interests. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Corporation is evaluating the effect that ASU 2025-03 will have on its consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU 2025-04, "Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer." This ASU clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a "performance condition" and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. ASU 2025-04 also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer "regardless of whether an award's grant date has occurred." This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Corporation is evaluating the effect that ASU 2025-04 will have on its consolidated financial statements and related disclosures.

3.    SECURITIES

Debt securities available-for-sale ("AFS") at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$3,185	$—	$(1)	$—	$3,184
State & political subdivisions	101,866	26	(10,680)	—	91,212
Residential & multi-family mortgage	411,867	2,251	(27,514)	—	386,604
Corporate notes & bonds	37,034	86	(2,890)	—	34,230
Pooled SBA	8,459	1	(492)	—	7,968
Total	$562,411	$2,364	$(41,577)	$—	$523,198

	December 31, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$14,795	$17	$(2)	$—	$14,810
State & political subdivisions	104,025	11	(13,080)	—	90,956
Residential & multi-family mortgage	352,983	60	(34,133)	—	318,910
Corporate notes & bonds	39,022	—	(3,812)	—	35,210
Pooled SBA	9,398	—	(738)	—	8,660
Total	$520,223	$88	$(51,765)	$—	$468,546

Debt securities held-to-maturity ("HTM") at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$200,967	$—	$(8,812)	$—	$192,155
Residential & multi-family mortgage	69,065	—	(7,613)	—	61,452
Total	$270,032	$—	$(16,425)	$—	$253,607

	December 31, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$229,504	$—	$(13,354)	$—	$216,150
Residential & multi-family mortgage	76,577	—	(9,757)	—	66,820
Total	$306,081	$—	$(23,111)	$—	$282,970

There were no sales of AFS securities for the three and six months ended June 30, 2025 and 2024, respectively.

The tax provision related to these net realized gains (losses) was zero for both the three and six months ended June 30, 2025 and June 30, 2024, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of June 30, 2025:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$10,274	$10,249	$53,438	$52,721
1 year – 5 years	57,750	54,568	133,639	127,274
5 years – 10 years	53,707	48,478	13,890	12,161
After 10 years	20,354	15,331	—	—
	142,085	128,626	200,967	192,156
Residential & multi-family mortgage	411,867	386,604	69,065	61,451
Pooled SBA	8,459	7,968	—	—
Total debt securities	$562,411	$523,198	$270,032	$253,607

Mortgage securities and pooled Small Business Administration ("SBA") securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On June 30, 2025 and December 31, 2024, securities carried at $522.5 million and $443.9 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders' equity. The Corporation's residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2025

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$3,184	$(1)	$—	$—	$3,184	$(1)
State & political subdivisions	3,474	(31)	78,965	(10,649)	82,439	(10,680)
Residential & multi-family mortgage	20,560	(151)	156,970	(27,363)	177,530	(27,514)
Corporate notes and bonds	1,497	(3)	28,207	(2,887)	29,704	(2,890)
Pooled SBA	60	—	7,558	(492)	7,618	(492)
	$28,775	$(186)	$271,700	$(41,391)	$300,475	$(41,577)

December 31, 2024

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$249	$(1)	$3,340	$(1)	$3,589	$(2)
State & political subdivisions	6,519	(90)	80,172	(12,990)	86,691	(13,080)
Residential & multi-family mortgage	118,057	(810)	159,576	(33,323)	277,633	(34,133)
Corporate notes and bonds	987	(13)	34,224	(3,799)	35,211	(3,812)
Pooled SBA	410	(2)	8,250	(736)	8,660	(738)
	$126,222	$(916)	$285,562	$(50,849)	$411,784	$(51,765)

HTM debt securities with unrealized losses at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2025

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$192,156	$(8,812)	$192,156	$(8,812)
Residential & multi-family mortgage	—	—	61,451	(7,613)	61,451	(7,613)
	$—	$—	$253,607	$(16,425)	$253,607	$(16,425)

December 31, 2024

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$216,150	$(13,354)	$216,150	$(13,354)
Residential & multi-family mortgage	—	—	66,820	(9,757)	66,820	(9,757)
	$—	$—	$282,970	$(23,111)	$282,970	$(23,111)

At June 30, 2025 and December 31, 2024, management performed an assessment for possible impairment related to credit losses of the Corporation's debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at June 30, 2025 and December 31, 2024.

First, an assessment was performed to determine if the Corporation intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost. Management determined it does not intend to sell and will not be required to sell any of the securities before recovery of its amortized cost. Next, management performed an evaluation relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities' credit quality and the issuer's ability to repay its debt obligations. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Based on the results of the assessment, management believes the decline in fair value is not the result of credit losses. As a result no credit allowance is required as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, management concluded the debt securities described in the previous paragraphs did not decline in fair value due to credit factors for the following reasons:

•There is no indication of any significant deterioration of the creditworthiness of the institutions that issued the securities.
•All contractual interest payments on the securities have been received as scheduled, and no information has come to management's attention through the processes previously described which would lead to a conclusion that future contractual payments will not be timely received.

The Corporation does not intend to sell and it is not more likely than not that it will be required to sell the securities in an unrealized loss position before recovery of its amortized cost basis.

Equity securities at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Corporate equity securities	$5,604	$6,542
Mutual funds	3,536	1,936
Money market funds	182	287
Corporate notes	1,615	1,691
Total	$10,937	$10,456

4.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	Percentage of Total	December 31, 2024	Percentage of Total
Farmland	$29,087	0.61%	$31,099	0.67%
Owner-occupied, nonfarm nonresidential properties	520,722	11.00	515,208	11.18
Agricultural production and other loans to farmers	6,244	0.13	6,492	0.14
Commercial and Industrial	709,896	15.00	718,775	15.60
Obligations (other than securities and leases) of states and political subdivisions	134,062	2.83	140,430	3.05
Other loans	46,680	0.99	28,110	0.61
Other construction loans and all land development and other land loans	298,037	6.30	282,912	6.14
Multifamily (5 or more) residential properties	476,987	10.08	411,146	8.92
Non-owner occupied, nonfarm nonresidential properties	1,059,307	22.38	1,033,541	22.42
1-4 Family Construction	13,913	0.29	26,431	0.57
Home equity lines of credit	184,415	3.90	166,327	3.61
Residential Mortgages secured by first liens	1,017,418	21.49	1,012,746	21.97
Residential Mortgages secured by junior liens	110,990	2.35	106,462	2.31
Other revolving credit plans	41,784	0.88	41,095	0.89
Automobile	18,882	0.40	20,961	0.45
Other consumer	50,974	1.08	53,821	1.17
Credit cards	13,867	0.29	13,143	0.29
Overdrafts	155	—	257	0.01
Total loans receivable	$4,733,420	100.00%	$4,608,956	100.00%
Less: Allowance for credit losses	(48,329)		(47,357)
Loans receivable, net	$4,685,091		$4,561,599

Net deferred loan origination fees included in the above table	$155		$49

The Corporation's outstanding loans receivable and related unfunded commitments are primarily concentrated within Central and Northwest Pennsylvania, Central and Northeast Ohio, Western New York and Southwest Virginia. The Bank attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management's assessment of the customer. The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation's management and reviewed and approved annually by the Corporation's Board of Directors.

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $78.9 million and $79.9 million as of June 30, 2025 and December 31, 2024, respectively.

Transactions in the allowance for credit losses for the three months ended June 30, 2025 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$161	$—	$—	$(4)	$157
Owner-occupied, nonfarm nonresidential properties	5,827	(1,493)	15	178	4,527
Agricultural production and other loans to farmers	39	—	—	(2)	37
Commercial and Industrial	7,210	(74)	—	1,207	8,343
Obligations (other than securities and leases) of states and political subdivisions	1,371	—	—	(43)	1,328
Other loans	326	—	—	88	414
Other construction loans and all land development and other land loans	2,569	—	—	166	2,735
Multifamily (5 or more) residential properties	3,092	(1,072)	—	585	2,605
Non-owner occupied, nonfarm nonresidential properties	10,172	—	—	217	10,389
1-4 Family Construction	122	—	—	(22)	100
Home equity lines of credit	1,564	—	10	163	1,737
Residential Mortgages secured by first liens	9,099	(8)	1	770	9,862
Residential Mortgages secured by junior liens	1,451	—	—	121	1,572
Other revolving credit plans	855	(22)	2	197	1,032
Automobile	262	(5)	—	(10)	247
Other consumer	2,921	(604)	18	609	2,944
Credit cards	125	(15)	25	10	145
Overdrafts	191	(105)	24	45	155
Total loans	$47,357	$(3,398)	$95	$4,275	$48,329
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the six months ended June 30, 2025 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$167	$—	$—	$(10)	$157
Owner-occupied, nonfarm nonresidential properties	5,696	(1,516)	29	318	4,527
Agricultural production and other loans to farmers	37	—	—	—	37
Commercial and Industrial	7,759	(724)	—	1,308	8,343
Obligations (other than securities and leases) of states and political subdivisions	1,369	—	—	(41)	1,328
Other loans	329	—	—	85	414
Other construction loans and all land development and other land loans	2,571	—	—	164	2,735
Multifamily (5 or more) residential properties	2,969	(1,072)	—	708	2,605
Non-owner occupied, nonfarm nonresidential properties	10,110	—	—	279	10,389
1-4 Family Construction	198	—	—	(98)	100
Home equity lines of credit	1,340	—	10	387	1,737
Residential Mortgages secured by first liens	8,958	(42)	1	945	9,862
Residential Mortgages secured by junior liens	1,343	—	—	229	1,572
Other revolving credit plans	960	(25)	3	94	1,032
Automobile	275	(5)	—	(23)	247
Other consumer	2,892	(1,171)	30	1,193	2,944
Credit cards	127	(137)	29	126	145
Overdrafts	257	(203)	51	50	155
Total loans	$47,357	$(4,895)	$153	$5,714	$48,329
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
) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

For the three and six months ended June 30, 2025, the allowance for credit losses increased $972 thousand, primarily driven by growth in the Corporation's loan portfolio. Significant uncertainty persists regarding the domestic and global economy due to changes to U.S. tariffs and corresponding policy changes by U.S. trading partners, continued elevated interest rates, fluctuating levels of consumer confidence, and geopolitical conflicts. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $4.3 million and $5.9 million for the three and six months ended June 30, 2025, respectively, compared to $2.6 million and $3.9 million for the three and six months ended June 30, 2024, respectively. Included in the provision for credit losses for the three and six months ended June 30, 2025 was a provision of $63 thousand and $180 thousand, respectively, related to the allowance for unfunded commitments compared to $87 thousand and $63 thousand provision, related to the allowance for unfunded commitments for the three and six months ended June 30, 2024, respectively.

The following tables present the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$518	$518	$—
Owner-occupied, nonfarm nonresidential properties	2,553	1,820	—
Commercial and Industrial	9,326	9,144	—
Other construction loans and all land development and other land loans	1,436	35	—
Multifamily (5 or more) residential properties	199	199	—
Non-owner occupied, nonfarm nonresidential properties	4,060	4,060	—
Home equity lines of credit	1,571	1,084	—
Residential Mortgages secured by first liens	7,767	7,767	—
Residential Mortgages secured by junior liens	290	290	—
Other revolving credit plans	89	89	—
Automobile	79	79	—
Other consumer	621	621	—
Credit cards	—	—	256
Total	$28,509	$25,706	$256

	December 31, 2024
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$522	$522	$—
Owner-occupied, nonfarm nonresidential properties	5,896	1,392	—
Commercial and Industrial	10,682	10,111	—
Other construction loans and all land development and other land loans	1,482	36	—
Multifamily (5 or more) residential properties	20,658	266	491
Non-owner occupied, nonfarm nonresidential properties	5,913	5,913	—
Home equity lines of credit	837	837	—
Residential Mortgages secured by first liens	9,093	8,311	—
Residential Mortgages secured by junior liens	271	271	—
Other revolving credit plans	154	154	—
Automobile	66	66	—
Other consumer	749	749	—
Credit cards	—	—	162
Total	$56,323	$28,628	$653

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of June 30, 2025:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$352	$—
Owner-occupied, nonfarm nonresidential properties	1,822	—
Commercial and Industrial	288	2,001
Other construction loans and all land development and other land loans	1,401	—
Multifamily (5 or more) residential properties	199	—
Non-owner occupied, nonfarm nonresidential properties	3,596	—
Home equity lines of credit	776	—
Residential Mortgages secured by first liens	598	—
Total	$9,032	$2,001

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2024:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$352	$—
Owner-occupied, nonfarm nonresidential properties	4,503	—
Commercial and Industrial	258	2,553
Other construction loans and all land development and other land loans	1,446	—
Multifamily (5 or more) residential properties	20,658	—
Non-owner occupied, nonfarm nonresidential properties	5,224	—
Home equity lines of credit	290	—
Residential Mortgages secured by first liens	1,411	—
Total	$34,142	$2,553

The following table presents the aging of the amortized cost basis in past-due loans receivable as of June 30, 2025 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$86	$—	$166	$252	$28,835	$29,087
Owner-occupied, nonfarm nonresidential properties	1,198	21	1,568	2,787	517,935	520,722
Agricultural production and other loans to farmers	—	—	—	—	6,244	6,244
Commercial and Industrial	569	1,220	6,088	7,877	702,019	709,896
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	134,062	134,062
Other loans	—	—	—	—	46,680	46,680
Other construction loans and all land development and other land loans	—	99	1,401	1,500	296,537	298,037
Multifamily (5 or more) residential properties	—	—	199	199	476,788	476,987
Non-owner occupied, nonfarm nonresidential properties	222	—	—	222	1,059,085	1,059,307
1-4 Family Construction	—	—	—	—	13,913	13,913
Home equity lines of credit	969	102	1,006	2,077	182,338	184,415
Residential Mortgages secured by first liens	3,740	1,847	4,884	10,471	1,006,947	1,017,418
Residential Mortgages secured by junior liens	400	194	38	632	110,358	110,990
Other revolving credit plans	75	11	44	130	41,654	41,784
Automobile	57	44	28	129	18,753	18,882
Other consumer	437	274	285	996	49,978	50,974
Credit cards	151	34	256	441	13,426	13,867
Overdrafts	—	—	—	—	155	155
Total	$7,904	$3,846	$15,963	$27,713	$4,705,707	$4,733,420

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2024 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$—	$—	$—	$31,099	$31,099
Owner-occupied, nonfarm nonresidential properties	77	1,479	5,030	6,586	508,622	515,208
Agricultural production and other loans to farmers	—	—	—	—	6,492	6,492
Commercial and Industrial	704	185	6,632	7,521	711,254	718,775
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	140,430	140,430
Other loans	—	—	—	—	28,110	28,110
Other construction loans and all land development and other land loans	—	—	1,482	1,482	281,430	282,912
Multifamily (5 or more) residential properties	—	20,392	757	21,149	389,997	411,146
Non-owner occupied, nonfarm nonresidential properties	—	—	—	—	1,033,541	1,033,541
1-4 Family Construction	216	—	—	216	26,215	26,431
Home equity lines of credit	1,006	387	323	1,716	164,611	166,327
Residential Mortgages secured by first liens	2,908	1,910	5,795	10,613	1,002,133	1,012,746
Residential Mortgages secured by junior liens	224	35	64	323	106,139	106,462
Other revolving credit plans	351	4	100	455	40,640	41,095
Automobile	135	3	—	138	20,823	20,961
Other consumer	601	271	358	1,230	52,591	53,821
Credit cards	97	115	162	374	12,769	13,143
Overdrafts	—	—	—	—	257	257
Total	$6,319	$24,781	$20,703	$51,803	$4,557,153	$4,608,956

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

The following table presents the amortized cost basis of loans at June 30, 2025 that were both experiencing financial difficulty and modified during the three months ended June 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$696	$—	$—	$—	0.1%
Commercial and Industrial	—	6,801	—	—	—	1.0
Non-owner occupied, nonfarm nonresidential properties	—	3,596	—	—	—	0.3
Total	$—	$11,093	$—	$—	$—	0.2%

The following table presents the amortized cost basis of loans at June 30, 2025 that were both experiencing financial difficulty and modified during the six months ended June 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$696	$—	$—	$—	0.1%
Commercial and Industrial	—	7,011	163	—	—	1.0
Other construction loans and all land development and other land loans	—	—	10,112	—	—	3.4
Non-owner occupied, nonfarm nonresidential properties	—	3,596	1,962	—	—	0.5
Total	$—	$11,303	$12,237	$—	$—	0.5%

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

The following table presents the performance of such loans that have been modified during the twelve months ended June 30, 2025:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$696	$—	$—	$—	$—
Commercial and Industrial	7,109	—	65	—	65
Other construction loans and all land development and other land loans	10,112	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	5,558	—	—	—	—
Total	$23,475	$—	$65	$—	$65

The following table presents the performance of such loans that have been modified during the twelve months ended June 30, 2024:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Farmland	$1,040	$—	$—	$—	$—
Owner-occupied, nonfarm nonresidential properties	5,264	—	—	288	288
Commercial and Industrial	503	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	5,715	—	—	—	—
Residential Mortgages secured by first liens	387	—	—	—	—
Residential Mortgages secured by junior liens	28	—	—	—	—
Total	$12,937	$—	$—	$288	$288

There was no principal forgiveness, term extension or interest rate reductions for the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2025.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2025:

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

There were no loans that had a payment default during the three months ended June 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

The Corporation uses the following definitions for risk ratings:

Special Mention: A loan classified as special mention has a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Corporation's credit position at some future date.

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

	June 30, 2025
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$23,499	$—	$5,588	$—	$5,588	$29,087
Owner-occupied, nonfarm nonresidential properties	499,461	2,347	18,914	—	21,261	520,722
Agricultural production and other loans to farmers	6,244	—	—	—	—	6,244
Commercial and Industrial	644,173	7,427	58,296	—	65,723	709,896
Obligations (other than securities and leases) of states and political subdivisions	134,062	—	—	—	—	134,062
Other loans	45,830	850	—	—	850	46,680
Other construction loans and all land development and other land loans	286,523	10,113	1,401	—	11,514	298,037
Multifamily (5 or more) residential properties	470,834	—	6,153	—	6,153	476,987
Non-owner occupied, nonfarm nonresidential properties	1,038,487	956	19,864	—	20,820	1,059,307
Total	$3,149,113	$21,693	$110,216	$—	$131,909	$3,281,022

	December 31, 2024
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$25,171	$5,267	$661	$—	$5,928	$31,099
Owner-occupied, nonfarm nonresidential properties	491,798	1,289	22,121	—	23,410	515,208
Agricultural production and other loans to farmers	6,492	—	—	—	—	6,492
Commercial and Industrial	654,139	4,321	60,315	—	64,636	718,775
Obligations (other than securities and leases) of states and political subdivisions	140,430	—	—	—	—	140,430
Other loans	28,110	—	—	—	—	28,110
Other construction loans and all land development and other land loans	281,466	—	1,446	—	1,446	282,912
Multifamily (5 or more) residential properties	385,946	—	25,200	—	25,200	411,146
Non-owner occupied, nonfarm nonresidential properties	1,008,507	4,947	20,087	—	25,034	1,033,541
Total	$3,022,059	$15,824	$129,830	$—	$145,654	$3,167,713

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of June 30, 2025. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$1,830	$128	$1,594	$6,594	$6,276	$6,796	$281	$—	$23,499
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	166	—	4,942	—	480	—	—	5,588
Total	$1,830	$294	$1,594	$11,536	$6,276	$7,276	$281	$—	$29,087
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$29,289	$76,582	$57,787	$109,727	$91,857	$120,638	$13,581	$—	$499,461
Special mention	54	—	612	241	246	443	751	—	2,347
Substandard	—	14,708	1,947	269	696	1,122	172	—	18,914
Total	$29,343	$91,290	$60,346	$110,237	$92,799	$122,203	$14,504	$—	$520,722
Current period gross write offs	$—	$—	$—	$1,516	$—	$—	$—	$—	$1,516

Agricultural production and other loans to farmers
Risk rating
Pass	$86	$4,910	$442	$10	$12	$174	$610	$—	$6,244
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$86	$4,910	$442	$10	$12	$174	$610	$—	$6,244
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$69,485	$114,292	$31,212	$83,703	$48,492	$38,440	$258,549	$—	$644,173
Special mention	—	252	65	2,238	1,621	35	3,216	—	7,427
Substandard	2,443	206	3,429	10,923	1,138	1,708	38,449	—	58,296
Total	$71,928	$114,750	$34,706	$96,864	$51,251	$40,183	$300,214	$—	$709,896
Current period gross write offs	$—	$—	$32	$—	$25	$—	$637	$30	$724

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$1,567	$6,225	$23,748	$15,228	$29,753	$53,240	$4,301	$—	$134,062
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,567	$6,225	$23,748	$15,228	$29,753	$53,240	$4,301	$—	$134,062
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating
Pass	$21,100	$1,441	$3,341	$12,134	$4,548	$1,454	$1,812	$—	$45,830
Special mention	—	—	—	—	—	—	850	—	850
Substandard	—	—	—	—	—	—	—	—	—
Total	$21,100	$1,441	$3,341	$12,134	$4,548	$1,454	$2,662	$—	$46,680
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$55,463	$94,544	$44,067	$82,259	$2,869	$2,033	$5,288	$—	$286,523
Special mention	10,113	—	—	—	—	—	—	—	10,113
Substandard	—	—	—	—	—	1,401	—	—	1,401
Total	$65,576	$94,544	$44,067	$82,259	$2,869	$3,434	$5,288	$—	$298,037
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$108,929	$43,072	$56,094	$169,191	$50,892	$40,112	$2,544	$—	$470,834
Special mention	—	—	—	—	—	—	—	—	—
Substandard	5,765	189	199	—	—	—	—	—	6,153
Total	$114,694	$43,261	$56,293	$169,191	$50,892	$40,112	$2,544	$—	$476,987
Current period gross write offs	$—	$—	$—	$1,072	$—	$—	$—	$—	$1,072

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$51,144	$143,975	$193,582	$326,182	$179,086	$136,802	$7,716	$—	$1,038,487
Special mention	—	—	—	209	—	330	417	—	956
Substandard	—	13,308	753	463	—	5,340	—	—	19,864
Total	$51,144	$157,283	$194,335	$326,854	$179,086	$142,472	$8,133	$—	$1,059,307
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

	June 30, 2025			December 31, 2024
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$13,913	$—	$13,913	$26,431	$—	$26,431
Home equity lines of credit	182,844	1,571	184,415	165,490	837	166,327
Residential Mortgages secured by first liens	1,009,651	7,767	1,017,418	1,003,653	9,093	1,012,746
Residential Mortgages secured by junior liens	110,700	290	110,990	106,191	271	106,462
Other revolving credit plans	41,695	89	41,784	40,941	154	41,095
Automobile	18,803	79	18,882	20,895	66	20,961
Other consumer	50,353	621	50,974	53,072	749	53,821
Total	$1,427,959	$10,417	$1,438,376	$1,416,673	$11,170	$1,427,843

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of June 30, 2025. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$1,288	$11,545	$601	$435	$—	$44	$—	$—	$13,913
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$1,288	$11,545	$601	$435	$—	$44	$—	$—	$13,913
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$24,564	$44,561	$24,787	$27,830	$8,514	$36,004	$10,038	$6,546	$182,844
Nonperforming	—	—	48	—	—	66	—	1,457	1,571
Total	$24,564	$44,561	$24,835	$27,830	$8,514	$36,070	$10,038	$8,003	$184,415
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$61,650	$105,942	$128,949	$214,251	$166,069	$330,491	$2,299	$—	$1,009,651
Nonperforming	38	—	2,443	1,621	882	2,783	—	—	7,767
Total	$61,688	$105,942	$131,392	$215,872	$166,951	$333,274	$2,299	$—	$1,017,418
Current period gross write offs	$—	$—	$—	$—	$32	$10	$—	$—	$42

Residential mortgages secured by junior liens
Payment performance
Performing	$12,767	$30,641	$20,509	$21,189	$10,758	$13,474	$1,362	$—	$110,700
Nonperforming	—	18	70	32	119	13	38	—	290
Total	$12,767	$30,659	$20,579	$21,221	$10,877	$13,487	$1,400	$—	$110,990
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$2,980	$7,653	$6,118	$6,562	$2,797	$15,585	$—	$—	$41,695
Nonperforming	—	—	3	24	6	56	—	—	89
Total	$2,980	$7,653	$6,121	$6,586	$2,803	$15,641	$—	$—	$41,784
Current period gross write offs	$—	$—	$4	$4	$—	$17	$—	$—	$25

Automobile
Payment performance
Performing	$2,744	$4,873	$6,597	$2,877	$677	$1,035	$—	$—	$18,803
Nonperforming	—	11	28	37	—	3	—	—	79
Total	$2,744	$4,884	$6,625	$2,914	$677	$1,038	$—	$—	$18,882
Current period gross write offs	$—	$—	$5	$—	$—	$—	$—	$—	$5

Other consumer
Payment performance
Performing	$11,130	$20,545	$9,515	$3,681	$1,620	$3,862	$—	$—	$50,353
Nonperforming	—	290	188	52	76	15	—	—	621
Total	$11,130	$20,835	$9,703	$3,733	$1,696	$3,877	$—	$—	$50,974
Current period gross write offs	$—	$559	$463	$102	$34	$13	$—	$—	$1,171

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$21,411	$3,717	$1,254	$—	$—	$49	$—	$—	$26,431
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$21,411	$3,717	$1,254	$—	$—	$49	$—	$—	$26,431
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$44,573	$28,211	$30,557	$9,440	$8,106	$30,649	$7,993	$5,961	$165,490
Nonperforming	—	50	—	—	—	—	—	787	837
Total	$44,573	$28,261	$30,557	$9,440	$8,106	$30,649	$7,993	$6,748	$166,327
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$106,278	$135,898	$224,633	$177,756	$128,924	$226,926	$3,238	$—	$1,003,653
Nonperforming	363	2,494	1,657	1,305	839	2,435	—	—	9,093
Total	$106,641	$138,392	$226,290	$179,061	$129,763	$229,361	$3,238	$—	$1,012,746
Current period gross write offs	$—	$—	$—	$—	$—	$79	$—	$—	$79

Residential mortgages secured by junior liens
Payment performance
Performing	$32,777	$22,256	$22,931	$11,769	$5,695	$9,465	$1,298	$—	$106,191
Nonperforming	19	40	34	123	—	16	39	—	271
Total	$32,796	$22,296	$22,965	$11,892	$5,695	$9,481	$1,337	$—	$106,462
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$10,454	$5,556	$6,898	$2,163	$5,366	$10,504	$—	$—	$40,941
Nonperforming	—	—	27	6	—	121	—	—	154
Total	$10,454	$5,556	$6,925	$2,169	$5,366	$10,625	$—	$—	$41,095
Current period gross write offs	$—	$9	$—	$41	$25	$81	$—	$—	$156

Automobile
Payment performance
Performing	$5,794	$8,504	$3,975	$1,149	$664	$809	$—	$—	$20,895
Nonperforming	—	15	47	—	4	—	—	—	66
Total	$5,794	$8,519	$4,022	$1,149	$668	$809	$—	$—	$20,961
Current period gross write offs	$22	$93	$7	$14	$6	$4	$—	$—	$146

Other consumer
Payment performance
Performing	$27,727	$13,090	$5,344	$2,432	$2,162	$2,317	$—	$—	$53,072
Nonperforming	219	368	82	67	8	5	—	—	749
Total	$27,946	$13,458	$5,426	$2,499	$2,170	$2,322	$—	$—	$53,821
Current period gross write offs	$133	$1,141	$630	$154	$24	$12	$—	$—	$2,094

	June 30, 2025	December 31, 2024
Credit card
Payment performance
Performing	$13,611	$12,981
Nonperforming	256	162
Total	$13,867	$13,143
Current period gross write offs	$137	$143

Holiday's loan portfolio, included in other consumer loans above, is summarized as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Gross other consumer	$18,871	$27,261
Less: other consumer unearned discounts	(2,767)	(4,772)
Total other consumer loans, net of unearned discounts	$16,104	$22,489

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

Leases	Classification	June 30, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$36,979	$37,764
Finance lease assets	Finance lease right-of-use assets	17,672	14,951
Finance lease assets	Premises and equipment, net (1)	107	143
Total leased assets		$54,758	$52,858

Liabilities:
Operating lease liabilities	Operating lease liabilities	$39,804	$40,315
Finance lease liabilities	Accrued interest payable and other liabilities	18,088	15,151
Total leased liabilities		$57,892	$55,466
(1) Finance lease assets are recorded net of accumulated amortization of $1.1 million as of June 30, 2025 and $1.1 million as of December 31, 2024.

The components of the Corporation's net lease expense for the three and six months ended June 30, 2025 and 2024, respectively, were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2025	2024	2025	2024
Operating lease cost	Net occupancy expense	$787	$736	$1,577	$1,478
Variable lease cost	Net occupancy expense	36	29	85	56
Finance lease cost:
Amortization of leased assets	Net occupancy expense	137	18	284	36
Interest on lease liabilities	Interest expense - borrowed funds	222	3	458	6
Sublease income (1)	Net occupancy expense	(25)	(24)	(51)	(48)
Net lease cost		$1,157	$762	$2,353	$1,528
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of June 30, 2025:

Maturity of Lease Liabilities as of June 30, 2025	Operating Leases (1)	Finance Leases	Total
2025	$1,576	$521	$2,097
2026	2,729	1,042	3,771
2027	2,759	934	3,693
2028	2,827	978	3,805
2029	2,862	978	3,840
After 2029	51,797	38,134	89,931
Total lease payments	64,550	42,587	107,137
Less: Interest	24,746	24,499	49,245
Present value of lease liabilities	$39,804	$18,088	$57,892
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $3.4 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of June 30, 2025 and December 31, 2024 were as follows:

Lease Term and Discount Rate	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	22.5	22.8
Finance leases	34.3	34.6

Weighted-average discount rate
Operating leases	4.23%	4.22%
Finance leases	5.32%	5.24%

Other information related to the Corporation's lease liabilities as of June 30, 2025 and 2024, respectively, was as follows:

Other Information	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$575	$535

6.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at June 30, 2025:

Time deposits maturing:
2025	$440,690
2026	285,173
2027	11,644
2028	5,865
2029	4,104
Thereafter	2,401
$749,877

Certificates of deposits of $250 thousand or more totaled $141.9 million and $131.1 million at June 30, 2025 and December 31, 2024, respectively.

The Corporation had $185.0 million in brokered deposits as of June 30, 2025 compared to $185.0 million at December 31, 2024. In addition, the Corporation had $887.3 million and $924.6 million in reciprocal deposits at June 30, 2025 and December 31, 2024, respectively.

7.    BORROWINGS

At June 30, 2025 and December 31, 2024, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings under the line of credit at June 30, 2025 and December 31, 2024.

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

Total loans pledged to the FHLB at June 30, 2025, and December 31, 2024 were $2.3 billion and $2.1 billion, respectively. The Bank could obtain advances of up to approximately $1.3 billion from the FHLB at June 30, 2025 and $1.2 billion at December 31, 2024.

At June 30, 2025 and December 31, 2024, there were no outstanding advances from the FHLB:

	June 30, 2025	December 31, 2024
Open Repo borrowing at an interest rate of 4.71% and 4.71% at June 30, 2025 and December 31, 2024, respectfully. The maximum amount of the Open Repo borrowing available is $250,000.	$—	$—
Total	$—	$—

At June 30, 2025 and December 31, 2024, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $159.2 million and $157.7 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program. At June 30, 2025, the Bank had borrowing capacity through the Federal Reserve BIC program of $229.4 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At June 30, 2025, the Bank had pledged certain qualifying loans with an unpaid principal balance of $237.2 million and securities with a carrying value of $77.6 million as collateral.

At June 30, 2025 and December 31, 2024, the Bank had no borrowings from the Federal Reserve BIC program and discount window.

Other Borrowings

At June 30, 2025 and December 31, 2024, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based upon three-month London Interbank Offered Rate ("LIBOR") plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 6.13% at June 30, 2025 and 6.17% at December 31, 2024. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve's capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve's capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.3 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.

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

Loans to principal officers, directors, and their affiliates during the three months ended June 30, 2025 were as follows:

Beginning balance	$30,933
New loans and advances	64
Effect of changes in composition of related parties	(36)
Repayments	(874)
Ending balance	$30,087

Loans to principal officers, directors, and their affiliates during the six months ended June 30, 2025 were as follows:

Beginning balance	$31,689
New loans and advances	177
Effect of changes in composition of related parties	550
Repayments	(2,329)
Ending balance	$30,087

Deposits from directors, executive officers, and their affiliates were $11.7 million and $12.1 million at June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025 and December 31, 2024, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 12, "Derivative Instruments," for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extended credit	$84,021	$398,012	$130,087	$321,677
Unused lines of credit	48,923	854,739	24,037	851,846
Standby letters of credit	19,620	2,681	19,301	2,797

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral that is held varies but may include securities, accounts receivable, inventory, property, plant and equipment, and residential and income-producing commercial properties.

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning balance	$1,061	$735	$944	$759
Provision for credit losses on unfunded loan commitments (1)	63	87	180	63
Ending balance	$1,124	$822	$1,124	$822
(1) Excludes provision for credit losses related to the loan portfolio.

Investments in Small Business Investment Corporation and Community Development Entities

The Corporation makes investments in limited partnerships, including certain small business investment corporations and community development entities. Capital contributions for investments in small business companies ("SBIC") and community development entities ("CDE"), reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of June 30, 2025 and December 31, 2024 were $25.3 million and $23.5 million, respectively. Unfunded capital commitments in investments in SBICs and CDEs totaled $6.2 million and $8.0 million as of June 30, 2025 and December 31, 2024, respectively. These investments are accounted for under the equity method of accounting.

Investments in Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of June 30, 2025 and December 31, 2024 were $6.8 million and $7.3 million, respectively. The related amortization for the three and six months ended June 30, 2025 was $277 thousand and $449 thousand, respectively, and for the three and six months ended June 30, 2024 was $177 thousand and $355 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of June 30, 2025 and December 31, 2024 were $3.5 million and $3.7 million, respectively.

Investments in Federal and State Rehabilitation/Historic Tax Credit

From time to time, the Corporation invests in certain limited partnerships that were formed to provide certain federal and state rehabilitation/historic tax credits. The carrying value of these investments, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of both June 30, 2025 and December 31, 2024 were $4.1 million. The investments do not have any related amortization for the three and six months ended June 30, 2025 and 2024. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of both June 30, 2025 and December 31, 2024 were $3.2 million.

Litigation

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Corporation.

10.    STOCK COMPENSATION

The Corporation has a stock incentive plan, which is administered by a committee of the Board of Directors and which permits the Corporation to provide various types of stock-based compensation to its key employees, directors, and/or consultants. In April 2025, the Corporation's shareholders approved the CNB Financial Corporation 2025 Omnibus Incentive Plan (the "2025 Stock Incentive Plan"), which replaces the CNB Financial Corporation 2019 Omnibus Incentive Plan (the "2019 Stock Incentive Plan") and provides for the issuance of up to 782,246 shares of common stock (including shares that remained available for future awards under the 2019 Stock Incentive Plan as of the effective date of the 2025 Plan and shares related to outstanding awards under the 2019 Stock Incentive Plan that may become available after expiration, forfeiture or cancellation of such awards). The 2025 Stock Incentive Plan provides for the issuance of common stock through the grant of a variety of awards, including stock options, stock appreciation rights, restricted stock units, unrestricted stock, dividend equivalent rights and other equity-based awards. The 2025 Stock Incentive Plan terminates in January 2035, unless terminated earlier by the Board of Directors.

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Stock compensation received by non-employee directors vests in full as of the year-end of the year of grant.

At June 30, 2025, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three and six months ended June 30, 2025 and 2024.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders' equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $645 thousand and $1.1 million for the three and six months ended June 30, 2025, respectively, and $482 thousand and $1.4 million for the three and six months ended June 30, 2024, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $135 thousand and $231 thousand for the three and six months ended June 30, 2025, respectively, and $101 thousand and $287 thousand for the three and six months ended June 30, 2024, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended June 30, 2025 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	115,259	$22.09
Granted	145,562	22.83
Forfeited	(5,913)	22.49
Vested	(431)	18.56
Unvested at end of period	254,477	$22.51

A summary of changes in time-based unvested restricted stock awards for the six months ended June 30, 2025 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	178,556	$22.37
Granted	145,562	22.83
Forfeited	(9,471)	22.38
Vested	(60,170)	22.89
Unvested at end of period	254,477	$22.51

As of June 30, 2025 and December 31, 2024, there was $5.0 million and $2.7 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2025 Stock Incentive Plan. The fair value of shares vested was $1.5 million during the three and six months ended June 30, 2025, and $11 thousand and $1.4 million during the three and six months ended June 30, 2024, respectively.

In addition to the time-based restricted stock disclosed above, the Corporation's Board of Directors grants performance-based restricted stock awards ("PBRSAs") to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. In 2025, awards representing a maximum of 55,575 shares in aggregate were granted to key employees. In 2024, awards representing a maximum of 44,988 shares in aggregate were granted to key employees. In 2023, awards representing a maximum of 35,129 shares in aggregate were granted to key employees.

In 2024, the 2022 PBRSAs were fully earned and in 2025, 8,916 shares were fully distributed. The fair value of the shares distributed in 2025 was $226 thousand.

11.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2025 and 2024, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested time-based restricted stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$12,881	$11,882	$23,287	$23,407
Net earnings allocated to participating securities	(120)	(101)	(199)	(192)
Net earnings allocated to common stock	$12,761	$11,781	$23,088	$23,215
Distributed earnings allocated to common stock	$3,756	$3,642	$7,487	$7,288
Undistributed earnings allocated to common stock	9,005	8,139	15,601	15,927
Net earnings allocated to common stock	$12,761	$11,781	$23,088	$23,215
Weighted average common shares outstanding, including shares considered participating securities	21,053	21,005	21,018	20,992
Less: Average participating securities	(172)	(174)	(144)	(165)
Weighted average shares	20,881	20,831	20,874	20,827
Basic earnings per common share	$0.61	$0.57	$1.11	$1.12
Diluted earnings per common share computation:
Net earnings allocated to common stock	$12,761	$11,781	$23,088	$23,215
Weighted average common shares outstanding for basic earnings per common share	20,881	20,831	20,874	20,827
Add: Dilutive effect of stock compensation	72	62	65	63
Weighted average shares and dilutive potential common shares	20,953	20,893	20,939	20,890
Diluted earnings per common share	$0.61	$0.56	$1.10	$1.11

12.    DERIVATIVE INSTRUMENTS

As of June 30, 2025 and December 31, 2024, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Derivatives on Behalf of Customers

The Corporation entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Corporation enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. Concurrently, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Corporation's customers to effectively convert a variable rate loan to a fixed rate. Because the Corporation acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not impact the Corporation's results of operations.

The Corporation pledged cash collateral to another financial institution with a balance of $773 thousand as of June 30, 2025 and $173 thousand as of December 31, 2024. This balance is included in cash and cash equivalents due from banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions. Effective on September 30, 2023 the Corporation amended all of the back-to-back swap contracts to reference the 1-month SOFR plus a credit spread adjustment of 11.448 basis points "Fallback SOFR."

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation's condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024:

		Fair Value
	Notional Amount	Asset		Liability
June 30, 2025	$65,285	$953	(a)	$953	(b)
December 31, 2024	$65,629	$423	(a)	$423	(b)

(a)Reported in accrued interest receivable and other assets within the condensed consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets

Risk Participation Agreements

The Corporation's existing credit derivatives result from participation in or out of interest rate swaps provided by or to external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Corporation's assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain lenders which participate in loans.

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institutions related to loans in which the Corporation is a participant in. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $35.0 million as of June 30, 2025 and $21.3 million as of December 31, 2024.

The Corporation entered into RPA swaps with other financial institutions related to loans in which the Corporation is a participant out. The RPA provides credit protection to the Corporation should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $25.4 million as of June 30, 2025 and $25.5 million as of December 31, 2024.

The fair value of the RPAs swaps was $30 thousand and $11 thousand as of June 30, 2025 and December 31, 2024, respectively, and is reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets.

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
Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Corporation used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2025 and December 31, 2024:

		Fair Value Measurements at June 30, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$3,184	$3,184	$—	$—
States and political subdivisions	91,212	—	91,212	—
Residential and multi-family mortgage	386,604	—	386,604	—
Corporate notes and bonds	34,230	—	34,230	—
Pooled SBA	7,968	—	7,968	—
Total Securities Available-For-Sale	$523,198	$3,184	$520,014	$—
Interest Rate swaps	$953	$—	$953	$—
Equity Securities:
Corporate equity securities	$5,604	$5,604	$—	$—
Mutual funds	3,536	3,536	—	—
Money market funds	182	182	—	—
Corporate notes	1,615	—	1,615	—
Total Equity Securities	$10,937	$9,322	$1,615	$—
Liabilities:
Interest Rate Swaps	$(953)	$—	$(953)	$—

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$14,810	$14,810	$—	$—
States and political subdivisions	90,956	—	90,956	—
Residential and multi-family mortgage	318,910	—	318,910	—
Corporate notes and bonds	35,210	—	35,210	—
Pooled SBA	8,660	—	8,660	—
Total Securities Available-For-Sale	$468,546	$14,810	$453,736	$—
Interest Rate swaps	$423	$—	$423	$—
Equity Securities:
Corporate equity securities	$6,542	$6,542	$—	$—
Mutual funds	1,936	1,936	—	—
Money market funds	287	287	—	—
Corporate notes	1,691	—	1,691	—
Total Equity Securities	$10,456	$8,765	$1,691	$—
Liabilities:
Interest Rate Swaps	$(423)	$—	$(423)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2025 and December 31, 2024:

		Fair Value Measurements at June 30, 2025 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$352	$—	$—	$352
Owner-occupied, nonfarm nonresidential properties	1,182	—	—	1,182
Commercial and industrial	2,151	—	—	2,151
Other construction loans and all land development loans and other land loans	1,152	—	—	1,152
Multifamily (5 or more) residential properties	199	—	—	199
Non-owner occupied, nonfarm nonresidential	3,596	—	—	3,596
Home equity lines of credit	737	—	—	737
Residential Mortgages secured by first liens	598	—	—	598

		Fair Value Measurements at December 31, 2024 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$352	$—	$—	$352
Owner-occupied, nonfarm nonresidential properties	2,531	—	—	2,531
Commercial and industrial	2,334	—	—	2,334
Other construction loans and all land development loans and other land loans	1,196	—	—	1,196
Multifamily (5 or more) residential properties	19,773	—	—	19,773
Non-owner occupied, nonfarm nonresidential	5,225	—	—	5,225
Home equity lines of credit	290	—	—	290
Residential mortgages secured by first liens	1,173	—	—	1,173

A loan is considered to be a collateral dependent loan when, based on current information and events, the Corporation expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Corporation has determined that the borrower is experiencing financial difficulty as of the measurement date. The allowance for credit losses is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan's collateral. For real estate loans, fair value of the loan's collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Corporation reviews the third-party appraisal for appropriateness and may adjust the value downward to consider selling and closing costs. For non-real estate loans, fair value of the loan's collateral may be determined using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2025:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$352	Valuation of third party appraisal on underlying collateral	Loss severity rates	41% (41%)
Owner-occupied, nonfarm nonresidential properties	1,182	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-48% (43%)
Commercial and industrial	2,151	Valuation of third party appraisal on underlying collateral	Loss severity rates	10%-100% (28%)
Other construction loans and all land development loans and other land loans	1,152	Valuation of third party appraisal on underlying collateral	Loss severity rates	42% (42%)
Multifamily (5 or more) residential properties	199	Valuation of third party appraisal on underlying collateral	Loss severity rates	40% (40%)
Non-owner occupied, nonfarm nonresidential	3,596	Valuation of third party appraisal on underlying collateral	Loss severity rates	53% (53%)
Home equity lines of credit	737	Valuation of third party appraisal on underlying collateral	Loss severity rates	27%-41% (38%)
Residential Mortgages secured by first liens	598	Valuation of third party appraisal on underlying collateral	Loss severity rates	29%-40% (36%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2024:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$352	Valuation of third party appraisal on underlying collateral	Loss severity rates	37% (37%)
Owner-occupied, nonfarm nonresidential properties	2,531	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-44% (25%)
Commercial and industrial	2,334	Valuation of third party appraisal on underlying collateral	Loss severity rates	9%-100% (31%)
Other construction loans and all land development loans and other land loans	1,196	Valuation of third party appraisal on underlying collateral	Loss severity rates	38% (38%)
Multifamily (5 or more) residential properties	19,773	Valuation of third party appraisal on underlying collateral	Loss severity rates	10% (10%)
Non-owner occupied, nonfarm nonresidential	5,225	Valuation of third party appraisal on underlying collateral	Loss severity rates	51% (51%)
Home equity lines of credit	290	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-29% (28%)
Residential mortgages secured by first liens	1,173	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-51% (34%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2025:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$425,411	$425,411	$—	$—	$425,411
Debt securities available-for-sale	523,198	3,184	520,014	—	523,198
Debt securities held-to-maturity	270,032	57,582	196,025	—	253,607
Equity securities	10,937	9,322	1,615	—	10,937
Loans held for sale	833	—	834	—	834
Net loans receivable	4,685,091	—	—	4,646,793	4,646,793
FHLB and other restricted stock holdings and investments	42,192	n/a	n/a	n/a	n/a
Interest rate swaps	953	—	953	—	953
Accrued interest receivable	25,329	238	2,973	22,118	25,329
LIABILITIES
Deposits	$(5,467,082)	$(4,717,205)	$(746,180)	$—	$(5,463,385)
Subordinated notes and debentures	(105,342)	—	(123,151)	—	(123,151)
Interest rate swaps	(953)	—	(953)	—	(953)
Accrued interest payable	(8,880)	—	(8,880)	—	(8,880)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2024:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$443,035	$443,035	$—	$—	$443,035
Debt securities available-for-sale	468,546	14,810	453,736	—	468,546
Debt securities held-to-maturity	306,081	71,323	211,647	—	282,970
Equity securities	10,456	8,765	1,691	—	10,456
Loans held for sale	762	—	766	—	766
Net loans receivable	4,561,599	—	—	4,495,097	4,495,097
FHLB and other restricted stock holdings and investments	40,702	n/a	n/a	n/a	n/a
Interest rate swaps	423	—	423	—	423
Accrued interest receivable	24,739	385	2,766	21,588	24,739
LIABILITIES
Deposits	$(5,371,364)	$(4,648,504)	$(718,328)	$—	$(5,366,832)
Subordinated notes and debentures	(105,190)	—	(124,515)	—	(124,515)
Interest rate swaps	(423)	—	(423)	—	(423)
Accrued interest payable	(7,152)	—	(7,152)	—	(7,152)

While estimates of fair value are based on management's judgment of the most appropriate factors as of the balance sheet dates, there is no assurance that the estimated fair values would have been realized if the assets had been disposed of or the liabilities settled at that date, since market values may differ depending on various circumstances. The estimated fair values would also not apply to subsequent dates. The fair value of other equity interests is based on the net asset values provided by the underlying investment partnership. ASU 2015-7 removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures. In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the disclosures.

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

The Corporation's CODM is the Chief Executive Officer, Michael D. Peduzzi. The CODM assesses performance for the banking segment and decides how to allocate resources based on consolidated net income as reported on the income statement. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses net income to evaluate overall financial performance and profitability, and it is utilized as a key metric in evaluating the achievement of the Corporation's strategic plan. Net income is used to monitor budget versus actual results. The comparison of budgeted versus actual net income results are used in assessing the banking segment's performance and in establishing management's compensation.

Information reported internally for performance assessment by the CODM follows, including reconciliation to the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans including fees
Interest and fees on loans	$75,408	$72,142	$147,787	$143,655
Investment Securities	10,363	8,510	20,363	14,902
Total interest and dividend income	85,771	80,652	168,150	158,557
Interest Expense:
Deposits	32,276	33,794	64,910	65,342
Borrowed funds	1,298	1,141	2,612	2,276
Total interest expense	33,574	34,935	67,522	67,618
NET INTEREST INCOME	52,197	45,717	100,628	90,939
PROVISION FOR CREDIT LOSS EXPENSE	4,338	2,591	5,894	3,911
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	47,859	43,126	94,734	87,028
NON-INTEREST INCOME:
Service charges on deposit accounts	1,656	1,794	3,370	3,488
Other service charges and fees	427	712	937	1,407
Wealth and asset management fees	2,109	2,007	3,905	3,809
Net unrealized gains (losses) on equity securities	567	(80)	318	111
Mortgage banking	172	187	268	383
Bank owned life insurance	976	784	1,736	1,551
Card processing and interchange income	2,278	2,187	4,385	4,203
Other non-interest income	823	1,274	2,596	2,868
Total non-interest income	9,008	8,865	17,515	17,820
NON-INTEREST EXPENSES:
Salaries	12,933	13,244	26,659	26,800
Incentive	1,527	292	3,295	685
Benefits	4,888	4,140	9,958	8,978
Net occupancy expense	4,032	3,580	8,070	7,220
Technology expense	5,462	5,573	10,840	10,645
State and local taxes	1,301	1,237	2,593	2,380
Legal, professional and examination fees	997	1,119	1,846	2,291
Advertising	556	553	1,070	1,238
FDIC insurance	937	1,018	1,922	2,008
Card processing and interchange expenses	1,253	878	2,413	2,057
Merger Costs	357	—	1,886	—
Other non-interest expenses	5,374	4,355	10,103	9,111
Total non-interest expenses	39,617	35,989	80,655	73,413
INCOME BEFORE INCOME TAXES	17,250	16,002	31,594	31,435
INCOME TAX EXPENSE	3,294	3,045	6,157	5,878
SEGMENT NET INCOME	$13,956	$12,957	$25,437	$25,557

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
CONSOLIDATED NET INCOME	$13,956	$12,957	$25,437	$25,557

Reconciliation of assets
Adjustments and reconciling items	—	—	—	—
TOTAL CONSOLIDATED ASSETS	$6,318,477	$5,886,571	$6,318,477	$5,886,571

15.    SUBSEQUENT EVENT

On July 23, 2025, the Corporation completed its previously announced acquisition of ESSA and its subsidiary bank, ESSA Bank & Trust Company ("ESSA Bank"), pursuant to the definitive merger agreement (the "Merger Agreement") dated as of January 9, 2025. The Corporation's acquisition of ESSA was an all-stock transaction. Under the terms of the Merger Agreement, ESSA merged with and into the Corporation, with the Corporation as the surviving entity, and immediately thereafter, ESSA Bank merged with and into CNB Bank, with CNB Bank as the surviving bank (the "Merger"). Banking offices of ESSA Bank operate under the trade name ESSA Bank, a division of CNB Bank.

Pursuant to the Merger Agreement, each outstanding share of ESSA common stock was converted into the right to receive 0.8547 shares of the Corporation's common stock. The total consideration paid to ESSA shareholders was approximately $202.5 million, comprised of approximately 8,357,157 shares of the Corporation's common stock, valued at approximately $202.5 million based on the July 23, 2025 closing price of $24.23 per share of the Corporation's common stock, and $20 thousand in cash (cash in lieu of fractional shares).

The acquisition of ESSA was completed subsequent to the second quarter of 2025, and as a result ESSA's balance sheet and results of operations are not included in the Corporation's condensed consolidated financial statements for the period ended June 30, 2025. The merger with ESSA will be accounted for as a business combination. The Corporation is currently in the process of completing the purchase accounting and has not made all of the remaining required disclosures, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings. As of June 30, 2025, ESSA had approximately $2.2 billion in total assets, $1.8 billion in total loans, and $1.5 billion in total deposits.

The Corporation incurred $357 thousand and $1.9 million of merger-related expenses during the three and six months ended June 30, 2025, respectively, consisting largely of professional services of attorneys, accountants, investment bankers and other advisors. There were no merger-related expenses incurred during three and six months ended June 30, 2024.

Following the completion of the Merger, the Corporation sold approximately $202.3 million of $229.1 million in debt securities it acquired through the Merger. These debt securities were sold at fair value and therefore no gain or loss was recognized upon the sale. In addition, the Corporation repaid $190.0 million of $437.0 million in FHLB borrowings.

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

The Corporation is a financial holding company registered under the BHC Act. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. The Corporation's subsidiary, the Bank, provides financial services to individuals and businesses. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow, and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie, Niagara, and Ontario. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, New River Valley, and Roanoke. ESSA Bank, a division of the Bank, operates in the Pennsylvania counties of Monroe, Northampton, Lehigh, Delaware, Chester, Montgomery, Lackawanna, and Luzerne. Impressia Bank, a division of the Bank, operates in the Bank's primary market areas. Although the Corporation's strategies, through the Bank, are executed based on the divisions discussed above, the Bank is a single Pennsylvania-chartered bank whereby all divisions of the Bank conduct their business on a doing business as basis.

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

The following discussion should be read in conjunction with the Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2024, included the 2024 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the full year ending December 31, 2025, or any future period.

RECENT EVENTS

On July 23, 2025, the Corporation completed its previously announced acquisition of ESSA and its subsidiary bank, ESSA Bank & Trust Company ("ESSA Bank"), pursuant to the definitive merger agreement (the "Merger Agreement") dated as of January 9, 2025. The Corporation's acquisition of ESSA was an all-stock transaction. Under the terms of the Merger Agreement, ESSA merged with and into the Corporation, with the Corporation as the surviving entity, and immediately thereafter, ESSA Bank merged with and into CNB Bank, with CNB Bank as the surviving bank (the "Merger"). Banking offices of ESSA Bank operate under the trade name ESSA Bank, a division of CNB Bank.

The transaction has extended CNB Bank's branch network into the Northeastern Region including the Lehigh Valley of Pennsylvania. With the addition of ESSA's 20 community offices, CNB Bank now has 78 offices comprised of one loan production office, one drive-up office, one mobile office, and 75 full-service offices across its four-state footprint.

Pursuant to the Merger Agreement, each outstanding share of ESSA common stock was converted into the right to receive 0.8547 shares of the Corporation's common stock. The total consideration paid to ESSA shareholders was approximately $202.5 million, comprised of approximately 8,357,157 shares of the Corporation's common stock, valued at approximately $202.5 million based on the July 23, 2025 closing price of $24.23 per share of the Corporation's common stock, and $20 thousand in cash (cash in lieu of fractional shares).

The acquisition of ESSA was completed subsequent to the second quarter of 2025, and as a result ESSA's balance sheet and results of operations are not included in the Corporation's condensed consolidated financial statements for the period ended June 30, 2025. The merger with ESSA will be accounted for as a business combination. The Corporation is currently in the process of completing the purchase accounting and has not made all of the remaining required disclosures, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings. As of June 30, 2025, ESSA had approximately $2.2 billion in total assets, $1.8 billion in total loans, and $1.5 billion in total deposits.

NON-GAAP FINANCIAL INFORMATION

This report contains references to financial measures that are not defined in GAAP. Management uses non-GAAP financial information in its analysis of the Corporation's performance. Management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented. The Corporation's management believes that investors may use these non-GAAP measures to analyze the Corporation's financial performance without the impact of unusual items or events that may obscure trends in the Corporation's underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently.

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

PRIMARY FACTORS USED TO EVALUATE PERFORMANCE

Management considers return on average assets, return on average equity, return on average tangible common equity, earnings per common share, tangible book value per common share, asset quality, net interest margin, and other metrics as key measures of the financial performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. To address the challenging interest rate and competitive environments, the Corporation continues to evaluate, develop and implement strategies necessary to support its ongoing financial performance objectives and future growth goals. Additionally, management frequently evaluates the potential impact of economic and geopolitical events that may have an impact on the credit risk profile of its customers and develops proactive strategies to mitigate such potential impacts on the Corporation's loan portfolio.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $425.4 million at June 30, 2025, including additional excess liquidity of $332.2 million held at the Federal Reserve, compared to $375.0 million at December 31, 2024. These excess funds, when combined with collective contingent liquidity resources of $4.6 billion including (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 5.1 times the estimated amount of adjusted uninsured deposit balances.

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

SECURITIES

AFS debt securities and equity securities combined totaled $534.1 million and $479.0 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the total balance of investments classified as HTM debt securities was $270.0 million compared to $306.1 million at December 31, 2024.

The Corporation's objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," to the condensed consolidated financial statements provides more detail concerning the composition of the Corporation's securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of June 30, 2025. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	June 30, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$3,184	4.21%	$—	—%	$—	—%	$—	—%	$3,184	4.21%
State and Political Subdivisions	7,066	2.67	44,269	2.18	24,546	2.47	15,331	2.20	91,212	2.30
Residential and multi-family mortgage	5,041	2.42	5,326	2.85	19,439	1.71	356,798	3.93	386,604	3.78
Corporate notes and bonds	—	—	10,299	5.38	23,931	4.09	—	—	34,230	4.48
Pooled SBA	—	—	595	4.50	6,234	2.42	1,139	2.13	7,968	2.53
Total	$15,291	2.91%	$60,489	2.81%	$74,150	2.79%	$373,268	3.85%	$523,198	3.55%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of June 30, 2025:

	June 30, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$53,438	1.45%	$133,639	1.56%	$13,890	1.73%	$—	—%	$200,967	1.54%
Residential and multi-family mortgage	—	—	230	2.89	3,976	2.78	64,859	2.34	69,065	2.37
Total	$53,438	1.45%	$133,869	1.56%	$17,866	1.96%	$64,859	2.34%	$270,032	1.75%

The following table summarizes the weighted average modified duration of AFS securities as of June 30, 2025:

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	0.17
State and Political Subdivisions	4.53
Residential and multi-family mortgage	3.54
Corporate notes and bonds	4.02
Pooled SBA	2.23
Total	3.71

The following table summarizes the weighted average modified duration of securities HTM as of June 30, 2025:

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	1.99
Residential and multi-family mortgage	5.08
Total	2.78

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders' equity other than U.S. government sponsored entities.

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

At June 30, 2025, loans, excluding the impact of syndicated loans, totaled $4.7 billion, representing an increase of $125.4 million, or 2.77% year to date increase (5.58% annualized), from December 31, 2024. The increase in loans for the six months ended June 30, 2025 compared to December 31, 2024 was primarily driven by growth in the ERIEBANK, Ridge View Bank, BankOnBuffalo and the legacy CNB markets, as well as CNB Bank's Private Banking Division.

At June 30, 2025, the Corporation's condensed consolidated balance sheet reflected a decrease in syndicated lending balances of $946 thousand compared to December 31, 2024, primarily resulting from scheduled paydowns of certain syndicated loans. The syndicated loan portfolio totaled $78.9 million, or 1.67% of total loans, at June 30, 2025, compared to $79.9 million, or 1.73% of total loans at December 31, 2024. The Corporation closely manages the level and composition of its syndicated loan portfolio to ensure it continues to provide a high credit quality, profitable use of excess liquidity to complement the Corporation's loan growth from its in-market customer relationships.

Loan Origination/Risk Management

The Corporation has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming, and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. The Corporation has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented. As discussed more fully above, syndicated loan purchases are underwritten utilizing the same process as the Corporation's originated loans.

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

Loan Portfolio Profile

As part of its lending policy and risk management activities, the Corporation tracks lending exposure by industry classification and type to determine potential risks associated with industry concentrations, and to identify any concentration risk issues that could lead to additional credit loss exposure. An important and recurring part of this process involves the Corporation's continued measurement and evaluation of its exposure to the office, hospitality, and multifamily industries within its commercial real estate portfolio. Even given the Corporation's historically sound underwriting protocols and high credit quality standards for borrowers in the commercial real estate industry segments, the Corporation monitors numerous relevant sensitivity elements, including occupancy, loan-to-value, absorption and cap rates, debt service coverage and covenant compliance, and developer/lessor financial strength both in the project and globally.

At June 30, 2025, the Corporation had the following key metrics related to its office, hospitality and multifamily portfolios:

•Commercial office loans:
◦There were 113 outstanding loans, totaling $111.1 million, or 2.35% of total Corporation loans outstanding;
◦There were no nonaccrual commercial office loans;
◦There were two past due commercial office loans that totaled $209 thousand, or 0.19% of total commercial office loans outstanding; and
◦The average outstanding balance per commercial office loan was $983 thousand.

•Commercial hospitality loans:
◦There were 156 outstanding loans, totaling $321.2 million, or 6.79% of total Corporation loans outstanding;
◦There were no nonaccrual commercial hospitality loans;
◦There were no past due commercial hospitality loans; and
◦The average outstanding balance per commercial hospitality loan was $2.1 million.

•Commercial multifamily loans:
◦There were 223 outstanding loans, totaling $405.4 million, or 8.57% of total Corporation loans outstanding;
◦There was one nonaccrual and past due commercial multifamily loan that totaled $199 thousand, or 0.05% of total multifamily loans outstanding; and
◦The average outstanding balance per commercial multifamily loan was $1.8 million.

The following table summarizes the geographic region (based upon metropolitan statistical areas) in which the commercial office, hospitality and multifamily loans were originated as of June 30, 2025:

June 30, 2025
Commercial Office
Geographic Region:
Buffalo, NY	32.77%
Cleveland, OH	30.06
Cincinnati, OH	9.89
Erie-Meadville, PA	5.78
All other geographical regions	21.50
Total Commercial Office	100.00%

Commercial Hospitality
Geographic Region:
Buffalo, NY	19.00%
Columbus, OH	13.95
Pittsburgh, PA	17.02
Cleveland, OH	9.49
All other geographical regions	40.54
Total Commercial Hospitality	100.00%

Commercial Multifamily
Geographic Region:
Cleveland, OH	41.12%
Buffalo, NY	23.47
Columbus, OH	15.08
State College–DuBois, PA	6.05
All other geographical regions	14.28
Total Commercial Multifamily	100.00%

As of June 30, 2025, the Corporation had no commercial office, hospitality or multifamily loan relationships considered by the banking regulators to be high volatility commercial real estate ("HVCRE") credits.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at June 30, 2025. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	June 30, 2025
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$896	$983	$5,524	$—	$7,403
Owner-occupied, nonfarm nonresidential properties	22,258	25,786	13,481	2,071	63,596
Agricultural production and other loans to farmers	37	34	—	8	79
Commercial and Industrial	12,763	189,841	69,460	23,448	295,512
Obligations (other than securities and leases) of states and political subdivisions	3,129	14,024	75,445	5,994	98,592
Other loans	270	931	981	32,856	35,038
Other construction loans and all land development and other land loans (1)	56,480	9,949	7,762	1,649	75,840
Multifamily (5 or more) residential properties	49,139	57,457	6,686	—	113,282
Non-owner occupied, nonfarm nonresidential properties	37,657	141,072	58,954	913	238,596
1-4 Family Construction (1)	224	632	—	—	856
Home equity lines of credit	893	71	322	3,265	4,551
Residential Mortgages secured by first liens	3,460	27,750	205,368	131,172	367,750
Residential Mortgages secured by junior liens	408	6,700	68,315	16,576	91,999
Other revolving credit plans	4	25	20	—	49
Automobile	738	13,687	4,457	—	18,882
Other consumer	4,195	29,192	8,989	8,419	50,795
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$192,551	$518,134	$525,764	$226,371	$1,462,820

Loans Receivable with Variable or Floating Interest Rate
Farmland	$1,783	$4,430	$7,853	$7,618	$21,684
Owner-occupied, nonfarm nonresidential properties	21,373	90,689	285,094	59,970	457,126
Agricultural production and other loans to farmers	673	32	5,460	—	6,165
Commercial and Industrial	267,472	82,054	62,507	2,351	414,384
Obligations (other than securities and leases) of states and political subdivisions	1,569	3,535	10,278	20,088	35,470
Other loans	2,429	1,142	8,071	—	11,642
Other construction loans and all land development and other land loans (1)	88,026	80,672	36,475	17,024	222,197
Multifamily (5 or more) residential properties	42,394	82,265	234,812	4,234	363,705
Non-owner occupied, nonfarm nonresidential properties	153,383	217,722	397,938	51,668	820,711
1-4 Family Construction (1)	2,026	9,098	—	1,933	13,057
Home equity lines of credit	9,325	8,167	37,520	124,852	179,864
Residential Mortgages secured by first liens	9,996	34,756	125,114	479,802	649,668
Residential Mortgages secured by junior liens	1,760	912	15,324	995	18,991
Other revolving credit plans	8,112	2,464	29,890	1,269	41,735
Automobile	—	—	—	—	—
Other consumer	3	97	21	58	179
Credit cards	13,867	—	—	—	13,867
Overdrafts	155	—	—	—	155
Total	$624,346	$618,035	$1,256,357	$771,862	$3,270,600
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At June 30, 2025, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Nonaccrual loans	$28,509	$56,323
Accrual loans greater than 90 days past due	256	653
Total nonperforming loans	28,765	56,976
Other real estate owned	1,624	2,509
Total nonperforming assets	$30,389	$59,485
Total loans receivable	$4,733,420	$4,608,956
Nonaccrual loans as a percentage of total loans receivable	0.60%	1.22%
Total assets	$6,318,477	$6,192,010
Nonperforming assets as a percentage of total assets	0.48%	0.96%
Allowance for credit losses on loans receivable	$48,329	$47,357
Allowance for credit losses / Total loans	1.02%	1.03%
Ratio of allowance for credit losses to nonaccrual loans	169.52%	84.08%

Total nonperforming assets were $30.4 million, or 0.48% of total assets, as of June 30, 2025, compared to $59.5 million, or 0.96% of total assets, as of December 31, 2024. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 169.52% at June 30, 2025, compared to 84.08% at December 31, 2024. The decrease in nonperforming assets for the six months ended June 30, 2025, compared to December 31, 2024 was primarily due to paydowns to workout-related efforts on two larger nonaccrual loan relationships, and resulting charge-offs on these workouts and other smaller problem loans. The most significant charge-offs were $1.5 million for an owner-occupied commercial real estate relationship (balance of approximately $3.8 million with a specific reserve balance of $1.4 million) and a $1.1 million charge-off of a multifamily commercial real estate loan (balance of approximately $20.3 million with a specific reserve balance of $885 thousand).

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

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of a borrower to continue to comply with contractual repayment terms because of the borrower's potential operating or financial difficulties. Management monitors these "watchlist" loans monthly to determine potential losses within the commercial loan portfolio. The "watchlist" is comprised of all credits risk rated special mention, substandard and doubtful.

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

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at June 30, 2025 and December 31, 2024; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	June 30, 2025
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$157	0.61%	$29,087	0.54%
Owner-occupied, nonfarm nonresidential properties	4,527	11.00	520,722	0.87
Agricultural production and other loans to farmers	37	0.13	6,244	0.59
Commercial and Industrial	8,343	15.00	709,896	1.18
Obligations (other than securities and leases) of states and political subdivisions	1,328	2.83	134,062	0.99
Other loans	414	0.99	46,680	0.89
Other construction loans and all land development and other land loans	2,735	6.30	298,037	0.92
Multifamily (5 or more) residential properties	2,605	10.08	476,987	0.55
Non-owner occupied, nonfarm nonresidential properties	10,389	22.38	1,059,307	0.98
1-4 Family Construction	100	0.29	13,913	0.72
Home equity lines of credit	1,737	3.90	184,415	0.94
Residential Mortgages secured by first liens	9,862	21.49	1,017,418	0.97
Residential Mortgages secured by junior liens	1,572	2.35	110,990	1.42
Other revolving credit plans	1,032	0.88	41,784	2.47
Automobile	247	0.40	18,882	1.31
Other consumer	2,944	1.08	50,974	5.78
Credit cards	145	0.29	13,867	1.05
Overdrafts	155	—	155	100.00
Total	$48,329	100.00%	$4,733,420	1.02%

	December 31, 2024
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$167	0.67%	$31,099	0.54%
Owner-occupied, nonfarm nonresidential properties	5,696	11.18	515,208	1.11
Agricultural production and other loans to farmers	37	0.14	6,492	0.57
Commercial and Industrial	7,759	15.60	718,775	1.08
Obligations (other than securities and leases) of states and political subdivisions	1,369	3.05	140,430	0.97
Other loans	329	0.61	28,110	1.17
Other construction loans and all land development and other land loans	2,571	6.14	282,912	0.91
Multifamily (5 or more) residential properties	2,969	8.92	411,146	0.72
Non-owner occupied, nonfarm nonresidential properties	10,110	22.42	1,033,541	0.98
1-4 Family Construction	198	0.57	26,431	0.75
Home equity lines of credit	1,340	3.61	166,327	0.81
Residential Mortgages secured by first liens	8,958	21.97	1,012,746	0.88
Residential Mortgages secured by junior liens	1,343	2.31	106,462	1.26
Other revolving credit plans	960	0.89	41,095	2.34
Automobile	275	0.45	20,961	1.31
Other consumer	2,892	1.17	53,821	5.37
Credit cards	127	0.29	13,143	0.97
Overdrafts	257	0.01	257	100.00
Total	$47,357	100.00%	$4,608,956	1.03%
The allowance for credit losses measured as a percentage of total loans receivable was 1.02% as of June 30, 2025 and 1.03% as of December 31, 2024.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the six months ended June 30, 2025, the allowance for credit losses increased $972 thousand, primarily driven by growth in the Corporation's loan portfolio. Significant uncertainty persists regarding the domestic and global economy due to changes to U.S. tariffs and corresponding policy changes by U.S. trading partners, continued elevated interest rates, fluctuating levels of consumer confidence, and geopolitical conflicts. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of June 30, 2025 and December 31, 2024.

Additional information related to provision for credit loss expense and net charge-offs and recoveries for the three months ended June 30, 2025 and 2024 is presented in the tables below.

	Three Months Ended June 30, 2025
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(4)	$—	$30,382	—%
Owner-occupied, nonfarm nonresidential properties	178	(1,478)	537,906	(1.10)
Agricultural production and other loans to farmers	(2)	—	6,619	—
Commercial and Industrial	1,207	(74)	727,250	(0.04)
Obligations (other than securities and leases) of states and political subdivisions	(43)	—	141,742	—
Other loans	88	—	29,661	—
Other construction loans and all land development and other land loans	166	—	284,981	—
Multifamily (5 or more) residential properties	585	(1,072)	423,805	(1.01)
Non-owner occupied, nonfarm nonresidential properties	217	—	1,036,139	—
1-4 Family Construction	(22)	—	16,469	—
Home equity lines of credit	163	10	179,065	0.02
Residential Mortgages secured by first liens	770	(7)	1,021,072	—
Residential Mortgages secured by junior liens	121	—	106,988	—
Other revolving credit plans	197	(20)	35,361	(0.23)
Automobile	(10)	(5)	19,739	(0.10)
Other consumer	609	(586)	55,317	(4.25)
Credit cards	10	10	15,377	0.26
Overdrafts	45	(81)	178	(182.52)
Total	$4,275	$(3,303)	$4,668,051	(0.28)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Six Months Ended June 30, 2025
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(10)	$—	$30,977	—%
Owner-occupied, nonfarm nonresidential properties	318	(1,487)	531,163	(0.56)
Agricultural production and other loans to farmers	—	—	6,588	—
Commercial and Industrial	1,308	(724)	729,313	(0.20)
Obligations (other than securities and leases) of states and political subdivisions	(41)	—	142,400	—
Other loans	85	—	29,521	—
Other construction loans and all land development and other land loans	164	—	282,636	—
Multifamily (5 or more) residential properties	708	(1,072)	409,479	(0.53)
Non-owner occupied, nonfarm nonresidential properties	279	—	1,024,014	—
1-4 Family Construction	(98)	—	20,584	—
Home equity lines of credit	387	10	172,126	0.01
Residential Mortgages secured by first liens	945	(41)	1,019,386	(0.01)
Residential Mortgages secured by junior liens	229	—	106,878	—
Other revolving credit plans	94	(22)	36,608	(0.12)
Automobile	(23)	(5)	20,314	(0.05)
Other consumer	1,193	(1,141)	52,891	(4.35)
Credit cards	126	(108)	14,868	(1.46)
Overdrafts	50	(152)	210	(145.96)
Total	$5,714	$(4,742)	$4,629,956	(0.21)%
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

Provision for credit losses was $4.3 million and $5.9 million for the three and six months ended June 30, 2025, compared to $2.6 million and $3.9 million for the three and six months ended June 30, 2024. Included in the provision for credit losses for the three and six months ended June 30, 2025 was $63 thousand and $180 thousand related to the allowance for unfunded commitments compared to $87 thousand and $63 thousand towards the allowance for unfunded commitments for the three and six months ended June 30, 2024.

DEPOSITS

The Corporation's sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	June 30, 2025	Percent of Deposits in Each Category to Total Deposits	December 31, 2024	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2025 vs. 2024
Demand, noninterest-bearing	$855,788	15.7%	$819,680	15.2%	4.4%
Demand, interest-bearing	698,902	12.8	706,796	13.2	(1.1)
Savings deposits	3,162,515	57.8	3,122,028	58.1	1.3
Time deposits	749,877	13.7	722,860	13.5	3.7
Total deposits	$5,467,082	100.0%	$5,371,364	100.0%	1.8%

At June 30, 2025, total deposits were $5.5 billion, reflecting an increase of $95.7 million, or 1.78%, from December 31, 2024. The increase in deposit balances was driven by higher retail and municipal deposits, coupled with growth in retail time deposits.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended June 30,
	2025		2024
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$829,328	—%	$761,270	—%
Demand, interest-bearing	707,932	0.97	713,431	0.76
Savings deposits	3,107,520	3.01	3,097,598	3.57
Time deposits	743,280	3.92	510,649	3.93
Total	$5,388,060		$5,082,948

	Six Months Ended June 30,
	2025		2024
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$821,927	—%	$749,124	—%
Demand, interest-bearing	706,412	0.93	726,681	0.70
Savings deposits	3,119,542	3.05	3,031,438	3.52
Time deposits	740,719	3.96	517,287	3.78
Total	$5,388,600		$5,024,530

At June 30, 2025, the average deposit balance per account for the Bank was approximately $34 thousand, which has remained stable at this level for an extended period.

The following table presents additional information about our June 30, 2025 and December 31, 2024 deposits:

	June 30, 2025	December 31, 2024
Time deposits not covered by deposit insurance	$62,145	$58,330
Total deposits not covered by deposit insurance	1,594,402	1,516,839

At June 30, 2025, the total estimated uninsured deposits for the Bank were approximately $1.6 billion, or approximately 28.62% of total Bank deposits. However, when excluding $103.5 million of affiliate company deposits and $509.0 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $982.0 million, or approximately 17.63% of total Bank deposits as of June 30, 2025.

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

Scheduled maturities of time deposits not covered by deposit insurance at June 30, 2025 were as follows:

June 30, 2025
3 months or less	$9,779
Over 3 through 6 months	31,457
Over 6 through 12 months	16,831
Over 12 months	4,078
Total	$62,145

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity measures an organization's ability to meet its cash obligations as they come due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.

The Corporation's expected material cash requirements for the twelve months ended June 30, 2026 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses, and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as by maintaining access to wholesale funding sources.

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

At June 30, 2025, the Corporation's cash and cash equivalents position was approximately $425.4 million, including liquidity of $332.2 million held at the Federal Reserve. These excess funds, when combined with $4.6 billion in (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 5.1 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of June 30, 2025:

Net Available
FHLB borrowing capacity (1)	$1,301,656
Federal Reserve borrowing capacity (2)	458,944
Brokered deposits (3)	2,073,815
Other third-party funding channels (3) (4)	808,412
Total net available liquidity and borrowing capacity	$4,642,827
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window and BIC program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of June 30, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business, the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to condensed consolidated financial statements elsewhere in this report for the expected timing of such payments as of June 30, 2025. The Corporation's material contractual obligations as of June 30, 2025 consisted of (i) long-term borrowings - Note 7, "Borrowings," (ii) operating leases - Note 5, "Leases," (iii) time deposits with stated maturity dates - Note 6, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 9, "Off-Balance Sheet Commitments and Contingencies."

Shareholders' Equity, Capital Ratios and Metrics

As of June 30, 2025, the Corporation's total shareholders' equity was $637.3 million, representing an increase of $26.6 million, or 4.35%, from December 31, 2024, primarily due to an increase in the Corporation's retained earnings (net income, partially offset by the common and preferred stock dividends paid) and a decrease in accumulated other comprehensive loss primarily from the after-tax impact of temporary unrealized valuation changes in the Corporation's available-for-sale portfolio.

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

As of June 30, 2025, all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation's capital ratios and book value per common share at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Total risk-based ratio	16.14%	16.16%
Tier 1 risk-based ratio	13.38%	13.41%
Common equity tier 1 ratio	11.78%	11.76%
Tier 1 leverage ratio	10.42%	10.43%
Common shareholders' equity/total assets	9.17%	8.93%
Tangible common equity/tangible assets (1)	8.53%	8.28%
Tangible common equity/tangible assets (excluding merger costs) (1)	8.56%	8.28%
Book value per common share	$27.44	$26.34
Book value per common share (excluding merger costs) (1)	$27.53	$26.34
Tangible book value per common share (1)	$25.35	$24.24
Tangible book value per common share (excluding merger costs) (1)	$25.44	$24.24
(1) Tangible common equity, tangible assets, book value per common share (excluding merger costs), and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets and preferred equity from the calculation of shareholders' equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

At June 30, 2025, the Corporation's pre-tax net unrealized losses on available-for-sale and held-to-maturity securities totaled approximately $55.6 million, or 8.73% of total shareholders' equity, compared to $74.8 million, or 12.25% of total shareholders' equity at December 31, 2024. The change in unrealized losses was primarily due to changes in the yield curve during the first and second quarter of 2025 compared to 2024, coupled with the Corporation's scheduled bond maturities, which were all realized at par. Importantly, all regulatory capital ratios for the Corporation would exceed regulatory "well-capitalized" levels as of both June 30, 2025 and December 31, 2024 if the net unrealized losses at the respective dates were fully recognized. Additionally, the Corporation continued to maintain excess liquidity totaling approximately $102.2 million of liquid funds at June 30, 2025, which more than covers the $55.6 million in combined available-for-sale and held-to-maturity unrealized losses on investments held primarily in its wholly-owned banking subsidiary, as an immediately available source of contingent capital to be down-streamed to the Bank, if necessary.

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

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended June 30, 2025 and 2024:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	June 30, 2025			June 30, 2024
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$771,152	2.82%	$5,696	$702,036	2.09%	$3,941
Tax-exempt (1) (2) (4)	24,260	2.64	174	25,088	2.59	178
Equity securities (1) (2)	7,670	5.44	104	6,963	5.72	99
Total securities (4)	803,082	2.83	5,974	734,087	2.14	4,218
Loans receivable:
Commercial (2) (3)	1,473,560	6.71	24,664	1,416,476	6.85	24,133
Mortgage and loans held for sale (2) (3)	3,068,519	6.18	47,295	2,897,473	6.15	44,331
Consumer (3)	125,972	11.72	3,681	127,684	12.17	3,863
Total loans receivable (3)	4,668,051	6.50	75,640	4,441,633	6.55	72,327
Interest-bearing deposits with the Federal Reserve and other financial institutions	345,988	5.13	4,422	289,925	5.99	4,321
Total earning assets	5,817,121	5.89	$86,036	5,465,645	5.89	$80,866
Noninterest-bearing assets:
Cash and cash equivalents due from banks	58,530			53,710
Premises and equipment	129,093			112,386
Other assets	277,241			268,930
Allowance for credit losses	(46,949)			(45,693)
Total non interest-bearing assets	417,915			389,333
TOTAL ASSETS	$6,235,036			$5,854,978
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand—interest-bearing	$707,932	0.97%	$1,719	$713,431	0.76%	$1,342
Savings	3,107,520	3.01	23,286	3,097,598	3.57	27,464
Time	743,280	3.92	7,271	510,649	3.93	4,988
Total interest-bearing deposits	4,558,732	2.84	32,276	4,321,678	3.15	33,794
Short-term borrowings	—	0.00	—	—	0.00	—
Finance lease liabilities	16,861	5.28	222	259	4.66	3
Subordinated notes and debentures	105,304	4.10	1,076	105,001	4.36	1,138
Total interest-bearing liabilities	4,680,897	2.88	$33,574	4,426,938	3.17	$34,935
Demand—noninterest-bearing	829,328			761,270
Other liabilities	90,963			83,549
Total liabilities	5,601,188			5,271,757
Shareholders' equity	633,848			583,221
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,235,036			$5,854,978
Interest income/Earning assets		5.89%	$86,036		5.89%	$80,866
Interest expense/Interest-bearing liabilities		2.88	33,574		3.17	34,935
Net interest spread		3.01%	$52,462		2.72%	$45,931
Interest income/Earning assets		5.89%	$86,036		5.89%	$80,866
Interest expense/Earning assets		2.30	33,574		2.55	34,935
Net interest margin (fully tax-equivalent)		3.59%	$52,462		3.34%	$45,931
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended June 30, 2025 and 2024 was $265 thousand and $214 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended June 30, 2025 and 2024 was $(42.6) million and $(59.2) million, respectively.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Six Months Ended,
	June 30, 2025			June 30, 2024
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$768,379	2.77%	$11,157	$699,431	2.02%	$7,592
Tax-exempt (1) (2) (4)	24,800	2.66	354	26,415	2.59	369
Equity securities (1) (2)	7,543	5.64	211	6,864	5.68	194
Total securities (4)	800,722	2.79	11,722	732,710	2.08	8,155
Loans receivable:
Commercial (2) (3)	1,469,962	6.73	49,033	1,423,097	6.88	48,652
Mortgage and loans held for sale (2) (3)	3,035,103	6.10	91,868	2,883,824	6.12	87,734
Consumer (3)	124,891	11.86	7,346	128,325	11.97	7,641
Total loans receivable (3)	4,629,956	6.46	148,247	4,435,246	6.53	144,027
Interest-bearing deposits with the Federal Reserve and other financial institutions	379,686	4.62	8,706	239,998	5.70	6,806
Total earning assets	5,810,364	5.81	$168,675	5,407,954	5.85	$158,988
Noninterest-bearing assets:
Cash and cash equivalents due from banks	58,337			53,611
Premises and equipment	129,141			111,199
Other assets	277,203			265,453
Allowance for credit losses	(47,144)			(45,732)
Total non interest-bearing assets	417,537			384,531
TOTAL ASSETS	$6,227,901			$5,792,485
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand—interest-bearing	$706,412	0.93%	$3,246	$726,681	0.70%	$2,537
Savings	3,119,542	3.05	47,126	3,031,438	3.52	53,075
Time	740,719	3.96	14,538	517,287	3.78	9,730
Total interest-bearing deposits	4,566,673	2.87	64,910	4,275,406	3.07	65,342
Short-term borrowings	—	0.00	—	—	0.00	—
Finance lease liabilities	16,005	5.77	458	271	4.45	6
Subordinated notes and debentures	105,266	4.13	2,154	104,963	4.35	2,270
Total interest-bearing liabilities	4,687,944	2.90	$67,522	4,380,640	3.10	$67,618
Demand—noninterest-bearing	821,927			749,124
Other liabilities	91,291			82,730
Total liabilities	5,601,162			5,212,494
Shareholders' equity	626,739			579,991
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,227,901			$5,792,485
Interest income/Earning assets		5.81%	$168,675		5.85%	$158,988
Interest expense/Interest-bearing liabilities		2.90	67,522		3.10	67,618
Net interest spread		2.91%	$101,153		2.75%	$91,370
Interest income/Earning assets		5.81%	$168,675		5.85%	$158,988
Interest expense/Earning assets		2.33	67,522		2.49	67,618
Net interest margin (fully tax-equivalent)		3.48%	$101,153		3.36%	$91,370
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the six months ended June 30, 2025 and 2024 was $525 thousand and $431 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the six months ended June 30, 2025 and 2024 was $(45.3) million and $(57.2) million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended June 30, 2025 and 2024:

Net Interest Income Rate-Volume Variance	For Three Months Ended June 30, 2025 over (under) June 30, 2024 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$352	$1,403	$1,755
Tax-exempt (2)	(7)	3	(4)
Equity securities (2)	10	(5)	5
Total securities	355	1,401	1,756
Loans receivable:
Commercial (2)	1,045	(514)	531
Mortgage (2) (3)	2,734	230	2,964
Consumer	(41)	(141)	(182)
Total loans receivable	3,738	(425)	3,313
Other earning assets	843	(742)	101
Total Earning Assets	$4,936	$234	$5,170

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand – interest-bearing	$6	$371	$377
Savings	161	(4,339)	(4,178)
Time	2,302	(19)	2,283
Total interest-bearing deposits	2,469	(3,987)	(1,518)
Short-Term Borrowings	—	—	—
Finance lease liabilities	193	26	219
Subordinated debentures	6	(68)	(62)
Total Interest-Bearing Liabilities	$2,668	$(4,029)	$(1,361)

Change in Net Interest Income	$2,268	$4,263	$6,531
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 21% for the three months ended June 30, 2025 and June 30, 2024.
(3) Includes loans held for sale.

The following table presents the change in net interest income for the six months ended June 30, 2025 and 2024:

Net Interest Income Rate-Volume Variance	For Six Months Ended June 30, 2025 over (under) June 30, 2024 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$707	$2,858	$3,565
Tax-exempt (2)	(24)	9	(15)
Equity securities (2)	18	(1)	17
Total securities	701	2,866	3,567
Loans receivable:
Commercial (2)	1,474	(1,093)	381
Mortgage (2) (3)	4,435	(301)	4,134
Consumer	(227)	(68)	(295)
Total loans receivable	5,682	(1,462)	4,220
Other earning assets	3,933	(2,033)	1,900
Total Earning Assets	$10,316	$(629)	$9,687

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(97)	$806	$709
Savings	1,322	(7,271)	(5,949)
Time	4,147	661	4,808
Total interest-bearing deposits	5,372	(5,804)	(432)
Short-Term Borrowings	—	—	—
Finance lease liabilities	347	105	452
Subordinated debentures	(1)	(115)	(116)
Total Interest-Bearing Liabilities	$5,718	$(5,814)	$(96)

Change in Net Interest Income	$4,598	$5,185	$9,783
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 21% for the six months ended June 30, 2025 and June 30, 2024.
(3) Includes loans held for sale.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2025 and 2024

OVERVIEW

Net income available to common shareholders ("earnings") was $12.9 million, or $0.61 per diluted share, for the three months ended June 30, 2025. Excluding after-tax merger costs, earnings were $13.2 million, or $0.63 per diluted share, for the three months ended June 30, 2025. The Corporation's earnings for the three months ended June 30, 2024 were $11.9 million, or $0.56 per diluted share. Excluding after-tax merger costs, the increase in diluted earnings per share comparing the three months ended June 30, 2025 to the three months ended June 30, 2024 was primarily due to an increase in net interest income and non-interest income, partially offset by increases in non-interest expense and the provision for credit losses.

Annualized return on average equity was 8.83% for the three months ended June 30, 2025. Excluding after-tax merger costs, annualized return on average equity was 9.06% for the three months ended June 30, 2025, compared to 8.94% for the three months ended June 30, 2024. Annualized return on average tangible common equity, a non-GAAP measure, was 9.71% for the three months ended June 30, 2025. Excluding after-tax merger costs, annualized return on average tangible common equity was 9.98% for the three months ended June 30, 2025, compared to 9.93% for the three months ended June 30, 2024.

The Corporation's efficiency ratio was 64.73% for the three months ended June 30, 2025. Excluding merger costs, the efficiency ratio on fully tax-equivalent basis, a non-GAAP measure, was 63.50% for the three months ended June 30, 2025, compared to 65.20% for the three months ended June 30, 2024.

NET INTEREST INCOME

Net interest income was $52.2 million for the three months ended June 30, 2025, compared to $45.7 million for the three months ended June 30, 2024. When comparing the second quarter of 2025 to the second quarter of 2024, the increase in net interest income of $6.5 million, or 14.17%, was primarily due to an increase in the Corporation's interest income as a result of the increase in investments and total loans outstanding quarter over quarter coupled with a decrease in total interest expense as a result of lower interest rates on deposits.

Net interest margin was 3.60% and 3.36% for the three months ended June 30, 2025 and June 30, 2024, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.59% and 3.34% for the three months ended June 30, 2025 and June 30, 2024, respectively.

The yield on earning assets of 5.89% for the three months ended June 30, 2025 was unchanged from June 30, 2024, primarily attributable to the net impact of declining interest rates on variable and floating-rate loans as a result of the Federal Reserve decreases since mid-September 2024, coupled with changes in the yield curve.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $4.3 million and $2.6 million for the three months ended June 30, 2025 and June 30, 2024, respectively.

Management believes the charges to the provision for credit losses for the three months ended June 30, 2025 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at June 30, 2025.

NON-INTEREST INCOME

Total non-interest income was $9.0 million for the three months ended June 30, 2025 compared to $8.9 million for the three months ended June 30, 2024. The increase during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to increases in bank owned life insurance (death benefit) and an improvement in unrealized gains on equity securities, partially offset by lower other charges and fees, coupled with lower pass-through income SBICs.

NON-INTEREST EXPENSE

For the three months ended June 30, 2025, total non-interest expense was $39.6 million, compared to $36.0 million for the three months ended June 30, 2024. Excluding merger costs, the increase from the three months ended June 30, 2024 was primarily a result of higher salaries and benefits reflecting increased incentive compensation accruals and retirement plan contributions. Additionally, occupancy expense increased, primarily due to higher rent expense related to three additional full-service office locations, coupled with an increase in card processing and interchange expenses and other non-interest expenses (timing of business development expenses). These increases were partially offset by a decline in legal expenses. In addition, card processing and interchange expense for the second quarter of 2025 was $1.3 million, or 55.00% of card processing and interchange income, compared to $0.9 million, or 40.15% of card processing and interchange income for the second quarter of 2024.

INCOME TAX EXPENSE

Income tax expense was $3.3 million, representing a 19.10% effective tax rate, compared to $3.0 million, representing a 19.03% effective tax rate for the three months ended June 30, 2025 and 2024, respectively.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2025 and 2024

OVERVIEW

Earnings were $23.3 million, or $1.10 per diluted share, for the six months ended June 30, 2025. Excluding after-tax merger costs, earnings were $25.1 million, or $1.19 per diluted share, for the six months ended June 30, 2025, compared to earnings of $23.4 million, or $1.11 per diluted share, for the six months ended June 30, 2024. The year-to-date increase of $1.7 million, or 7.37%, and $0.08 per diluted share, or 7.21% was a result of an increase in net interest income partially offset by a decrease in non-interest income and increases in non-interest expense and the provision for credit losses.

Annualized return on average equity was 8.18% for the six months ended June 30, 2025. Excluding after-tax merger costs, annualized return on average equity was 8.78% for the six months ended June 30, 2025 compared to 8.86% for the six months ended June 30, 2024. Annualized return on average tangible common equity, a non-GAAP measure, was 8.95% for the six months ended June 30, 2025. Excluding after-tax merger costs, annualized return on average tangible common equity was 9.66% for the six months ended June 30, 2025, compared to 9.85% for the six months ended June 30, 2024.

The Corporation's efficiency ratio was 68.27% for the six months ended June 30, 2025, and 67.55% on a fully tax-equivalent basis, a non-GAAP measure. Excluding merger costs, the efficiency ratio on a fully tax-equivalent basis, a non-GAAP measure, was 65.97%, compared to 66.74% for the six months ended June 30, 2024. The year-over-year decrease was primarily driven by higher net interest income, partially offset by higher non-interest expense.

NET INTEREST INCOME

Net interest income was $100.6 million for the six months ended June 30, 2025, compared to $90.9 million for the six months ended June 30, 2024. The increase of $9.7 million, or 10.65%, was due to investment and loan growth, higher average balance of interest-bearing deposits with the Federal Reserve, and a decrease in rates on deposits.

Net interest margin was 3.49% and 3.38% for the six months ended June 30, 2025 and 2024, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.48% and 3.36% for the six months ended June 30, 2025 and 2024, respectively.

The yield on earning assets of 5.81% for the six months ended June 30, 2025 decreased 4 basis points from June 30, 2024, primarily as a result of the lower loan yields on variable and floating-rate loans following the three Federal Reserve rate decreases totaling 100 basis points since mid-September 2024.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $5.9 million for the six months ended June 30, 2025, compared to $3.9 million for the six months ended June 30, 2024. The $2.0 million increase in the provision expense for six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily a result of the increased net loan charge-offs and higher loan growth.

Management believes the charges to the provision for credit losses for the six months ended June 30, 2025 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at June 30, 2025.

NON-INTEREST INCOME

Total non-interest income was $17.5 million for the six months ended June 30, 2025, compared to $17.8 million for the six months ended June 30, 2024. This decrease was primarily due to lower other charges and fees, coupled with lower pass-through income from SBICs, partially offset by an increase in unrealized gains on equity securities, bank owned life insurance (death benefit) and card processing and interchange income.

NON-INTEREST EXPENSE

For the six months ended June 30, 2025, total non-interest expense was $80.7 million. Excluding merger costs, total non-interest expense was $78.8 million, compared to $73.4 million for the six months ended June 30, 2024. Excluding merger costs, the increase of $5.4 million, or 7.30%, from the six months ended June 30, 2024 was primarily a result of an increase in salaries and benefits, occupancy expense, card processing and interchange expense, state and local taxes and technology expenses, partially offset by a decrease in legal fees, advertising and FDIC insurance premiums. In addition, total non-interest expenses increased primarily due to an increase in personnel costs related to annual merit increases and growth in the Corporation's staff and new offices in its expansion markets, while the increase in occupancy expense was primarily due to higher rent expense related to three additional full-service office locations. Additionally, increases in card processing and interchange expenses and other non-interest expenses were due to timing of business development expenses.

INCOME TAX EXPENSE

Income tax expense was $6.2 million, representing an 19.49% effective tax rate, compared to $5.9 million, representing an 18.70% effective tax rate for the six months ended June 30, 2025 and 2024, respectively.

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

CRITICAL ACCOUNTING POLICIES

The Corporation's accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for credit losses and the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill and intangibles that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation's financial position or results of operations. Note 1, "Summary of Significant Accounting Policies," and Note 3, "Loans Receivable and Allowance for Credit Losses," of the 2024 Form 10-K provide additional detail with regard to the Corporation's accounting for the allowance for credit losses and loans receivable. There have been no other significant changes in the application of accounting policies since December 31, 2024.

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Calculation of merger costs, net of tax (non-GAAP):
Merger costs - non deductible	$357	$—	$1,684	$—

Merger costs - deductible	—	—	202	—
Statutory federal tax rate	21%	21%	21%	21%
Tax benefit of merger costs (non-GAAP)	—	—	42	—
Merger costs, net of tax (non-GAAP)	—	—	160	—

Merger costs, net of tax (non-GAAP)	$357	$—	$1,844	$—

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Calculation of net income available to common (GAAP):
Net income	$13,956	$12,957	$25,437	$25,557
Less: preferred stock dividends	1,075	1,075	2,150	2,150
Net income available to common shareholders	$12,881	$11,882	$23,287	$23,407

Adjusted calculation of net income available to common (non-GAAP):
Net income available to common shareholders	$12,881	$11,882	$23,287	$23,407
Add: Merger costs, net of tax (non-GAAP)	357	—	1,844	—
Adjusted net income available to common shareholders (non-GAAP):	$13,238	$11,882	$25,131	$23,407

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)	(unaudited)
	June 30,	December 31,
	2025	2024
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$637,281	$610,695
Less: preferred equity	57,785	57,785
Common shareholders' equity	579,496	552,910
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	173	206
Tangible common equity (non-GAAP)	$535,449	$508,830

Total assets	$6,318,477	$6,192,010
Less: goodwill and other intangibles	43,874	43,874
Less: core deposit intangible	173	206
Tangible assets (non-GAAP)	$6,274,430	$6,147,930

Ending shares outstanding	21,119,894	20,987,992

Book value per common share (GAAP)	$27.44	$26.34
Tangible book value per common share (non-GAAP)	$25.35	$24.24

Common shareholders' equity / Total assets (GAAP)	9.17%	8.93%
Tangible common equity / Tangible assets (non-GAAP)	8.53%	8.28%

Adjusted calculation of book value per common share (non-GAAP):
Common shareholders' equity	$579,496	$552,910
Add: Merger costs, net of tax (non-GAAP)	1,844	—
Adjusted common shareholders' equity (non-GAAP)	$581,340	$552,910

Ending shares outstanding	21,119,894	20,987,992

Adjusted book value per common share (non-GAAP)	$27.53	$26.34

Adjusted calculation of tangible book value per common share (non-GAAP):
Tangible common equity (non-GAAP)	$535,449	$508,830
Add: Merger costs, net of tax (non-GAAP)	1,844	—
Adjusted tangible common equity (non-GAAP)	$537,293	$508,830

Ending shares outstanding	21,119,894	20,987,992

Adjusted book value per common share (non-GAAP)	$25.44	$24.24

Adjusted calculation of tangible common equity/tangible assets (non-GAAP):
Adjusted common shareholders' equity (non-GAAP)	$537,293	$508,830

Tangible assets (non-GAAP)	$6,274,430	$6,147,930
Add: Merger costs	1,886	—
Adjusted tangible assets (non-GAAP)	$6,276,316	$6,147,930

Adjusted tangible common equity / Adjusted tangible assets (non-GAAP)	8.56%	8.28%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Calculation of efficiency ratio:
Non-interest expense	$39,617	$35,989	$80,655	$73,413

Non-interest income	$9,008	$8,865	$17,515	$17,820
Net interest income	52,197	45,717	100,628	90,939
Total revenue	$61,205	$54,582	$118,143	$108,759
Efficiency ratio	64.73%	65.94%	68.27%	67.50%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$39,617	$35,989	$80,655	$73,413
Less: core deposit intangible amortization	16	19	33	39
Adjusted non-interest expense (non-GAAP)	$39,601	$35,970	$80,622	$73,374

Non-interest income	$9,008	$8,865	$17,515	$17,820

Net interest income	$52,197	$45,717	$100,628	$90,939
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,451	1,318	2,915	2,655
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	2,046	1,902	4,122	3,834
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	52,792	46,301	101,835	92,118
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$61,800	$55,166	$119,350	$109,938

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	64.08%	65.20%	67.55%	66.74%

Adjusted calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Adjusted non-interest expense (non-GAAP)	$39,601	$35,970	$80,622	$73,374
Less: Merger costs (non-GAAP)	357	—	1,886	—
Adjusted non-interest expense (non-GAAP)	$39,244	$35,970	$78,736	$73,374

Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$61,800	$55,166	$119,350	$109,938

Adjusted efficiency ratio (fully tax equivalent basis) (non-GAAP)	63.50%	65.20%	65.97%	66.74%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Calculation of net interest margin:
Interest income	$85,771	$80,652	$168,150	$158,557
Interest expense	33,574	34,935	67,522	67,618
Net interest income	$52,197	$45,717	$100,628	$90,939

Average total earning assets	$5,817,121	$5,465,645	$5,810,364	$5,407,954

Net interest margin (GAAP) (annualized)	3.60%	3.36%	3.49%	3.38%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$85,771	$80,652	$168,150	$158,557
Tax equivalent adjustment (non-GAAP)	265	214	525	431
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	86,036	80,866	168,675	158,988
Interest expense	33,574	34,935	67,522	67,618
Net interest income (fully tax equivalent basis) (non-GAAP)	$52,462	$45,931	$101,153	$91,370

Average total earning assets	$5,817,121	$5,465,645	$5,810,364	$5,407,954
Less: average mark to market adjustment on investments (non-GAAP)	(42,592)	(59,225)	(45,317)	(57,186)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$5,859,713	$5,524,870	$5,855,681	$5,465,140

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.59%	3.34%	3.48%	3.36%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Calculation of PPNR (non-GAAP): (1)
Net interest income	$52,197	$45,717	$100,628	$90,939
Add: Non-interest income	9,008	8,865	17,515	17,820
Less: Non-interest expense	39,617	35,989	80,655	73,413
PPNR (non-GAAP)	$21,588	$18,593	$37,488	$35,346

Adjusted calculation of PPNR (non-GAAP): (1)
Net interest income	$52,197	$45,717	$100,628	$90,939
Add: Non-interest income	9,008	8,865	17,515	17,820
Less: Non-interest expense	39,617	35,989	80,655	73,413
Add: merger costs	357	—	1,886	—
Adjusted PPNR (non-GAAP)	$21,945	$18,593	$39,374	$35,346

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic earnings per common share computation:
Net income available to common shareholders	$12,881	$11,882	$23,287	$23,407
Less: net income available to common shareholders allocated to participating securities	120	101	199	192
Net income available to common shareholders allocated to common stock	$12,761	$11,781	$23,088	$23,215

Weighted average common shares outstanding, including shares considered participating securities	21,053	21,005	21,018	20,992
Less: average participating securities	172	174	144	165
Weighted average shares	20,881	20,831	20,874	20,827
Basic earnings per common share	$0.61	$0.57	$1.11	$1.12

Diluted earnings per common share computation:
Net income available to common shareholders allocated to common stock	$12,761	$11,781	$23,088	$23,215

Weighted average common shares outstanding for basic earnings per common share	20,881	20,831	20,874	20,827
Add: Dilutive effect of stock compensation	72	62	65	63
Weighted average shares and dilutive potential common shares	20,953	20,893	20,939	20,890
Diluted earnings per common share	$0.61	$0.56	$1.10	$1.11

Adjusted basic earnings per common share computation (non-GAAP):
Net income available to common shareholders	$12,881	$11,882	$23,287	$23,407
Add: Merger costs, net of tax (non-GAAP)	357	—	1,844	—
Less: net income available to common shareholders allocated to participating securities	120	101	199	192
Less: Adjustment to net income available to common shareholders allocated to participating securities for merger cost impact, net of tax (non-GAAP)	3	—	12	—
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$13,115	$11,781	$24,920	$23,215

Weighted average common shares outstanding, including shares considered participating securities	21,053	21,005	21,018	20,992
Less: Average participating securities	172	174	144	165
Weighted average shares	20,881	20,831	20,874	20,827
Adjusted basic earnings per common share (non-GAAP)	$0.63	$0.57	$1.19	$1.12

Adjusted diluted earnings per common share computation (non-GAAP):
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$13,115	$11,781	$24,920	$23,215

Weighted average common shares outstanding for basic earnings per common share	20,881	20,831	20,874	20,827
Add: Dilutive effect of stock compensation	72	62	65	63
Weighted average shares and dilutive potential common shares	20,953	20,893	20,939	20,890
Adjusted diluted earnings per common share (non-GAAP)	$0.63	$0.56	$1.19	$1.11

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Calculation of dividend payout ratio:
Cash dividends per common share	$0.180	$0.175	$0.360	$0.350
Diluted earnings per common share	0.61	0.56	1.10	1.11
Dividend payout ratio	29.51%	31.25%	32.73%	31.53%

Adjusted calculation of dividend payout ratio (non-GAAP):
Cash dividends per common share	$0.180	$0.175	$0.360	$0.350
Adjusted diluted earnings per common share (non-GAAP)	0.63	0.56	1.19	1.11
Adjusted dividend payout ratio (non-GAAP)	28.57%	31.25%	30.25%	31.53%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Calculation of return on average assets:
Net income	$13,956	$12,957	$25,437	$25,557
Average total assets	$6,235,036	$5,854,978	$6,227,901	$5,792,485

Return on average assets (GAAP) (annualized)	0.90%	0.89%	0.82%	0.89%

Adjusted calculation of return on average assets (non-GAAP):
Net income	$13,956	$12,957	$25,437	$25,557
Add: Merger costs, net of tax (non-GAAP)	357	—	1,844	—
Adjusted net income	$14,313	$12,957	$27,281	$25,557

Average total assets	$6,235,036	$5,854,978	$6,227,901	$5,792,485

Adjusted return on average assets (GAAP) (annualized)	0.92%	0.89%	0.88%	0.89%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Calculation of return on average tangible common equity (non-GAAP):
Net income	$13,956	$12,957	$25,437	$25,557
Less: preferred stock dividends	1,075	1,075	2,150	2,150
Net income available to common shareholders	$12,881	$11,882	$23,287	$23,407

Average shareholders' equity	$633,848	$583,221	$626,739	$579,991
Less: average goodwill & intangibles	44,058	44,127	44,066	44,137
Less: average preferred equity	57,785	57,785	57,785	57,785
Average tangible common shareholders' equity (non-GAAP)	$532,005	$481,309	$524,888	$478,069

Return on average equity (GAAP) (annualized)	8.83%	8.94%	8.18%	8.86%
Return on average common equity (GAAP) (annualized)	8.97%	9.10%	8.25%	9.01%
Return on average tangible common equity (non-GAAP) (annualized)	9.71%	9.93%	8.95%	9.85%

Adjusted calculation of return on average equity (non-GAAP):
Net income	$13,956	$12,957	$25,437	$25,557
Add: Merger costs, net of tax (non-GAAP)	357	—	1,844	—
Adjusted net income (non-GAAP)	$14,313	$12,957	$27,281	$25,557

Average shareholders' equity	$633,848	$583,221	$626,739	$579,991

Adjusted return on average equity (GAAP) (annualized)	9.06%	8.94%	8.78%	8.86%

Adjusted calculation of return on average tangible common equity (non-GAAP):
Net income available to common shareholders	$12,881	$11,882	$23,287	$23,407
Add: Merger costs, net of tax (non-GAAP)	357	—	1,844	—
Adjusted net income available to common shareholders	$13,238	$11,882	$25,131	$23,407

Average tangible common shareholders' equity (non-GAAP)	$532,005	$481,309	$524,888	$478,069

Adjusted return on average tangible common equity (non-GAAP) (annualized)	9.98%	9.93%	9.66%	9.85%

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

The Corporation's interest rate risk measurement philosophy focuses on maintaining an appropriate balance between the theoretical and the practical, especially given that the primary objective of the Corporation's overall asset/liability management process is to assess the level of interest rate risk in the Corporation's balance sheet. Therefore, the Corporation models a set of interest rate scenarios capturing the financial effects of a range of plausible rate scenarios. The collective impact of these scenarios is designed to enable the Corporation to understand the nature and extent of its sensitivity to interest rate changes. Doing so necessitates an assessment of rate changes over varying time horizons and of varying/sufficient degrees such that the impact of embedded options within the balance sheet are sufficiently examined.

The Corporation has designed its interest rate risk measurement activities to include the following core elements: (i) interest rate ramps and shocks, (ii) parallel and non-parallel yield curve shifts, and (iii) a set of alternative rate scenarios, the nature of which change based upon prevailing market conditions.

The Corporation's primary tools in managing Interest Rate Risk ("IRR") are income simulation models. The income simulation models are utilized to quantify the potential impact of changing interest rates on earnings and to identify expected earnings trends given longer-term rate cycles. Standard gap reports are also utilized to provide supporting detailed information.

The Corporation also recognizes that a sustained environment of higher/lower interest rates will affect the underlying value of the Corporation's assets, liabilities and off-balance sheet instruments since the present value of their future cash flows (and the cash flows themselves) change when interest rates change.

IRR considerations include inherent assumptions and estimates, including the maturity and repricing characteristics of assets and liabilities, prepayments on amortizing assets, non-maturing deposit sensitivity, and loan and deposit pricing. These assumptions are subject to uncertainty due to the timing, magnitude, and frequency of rate changes, market conditions, and management strategies.

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or "shock," in the yield curve and subjective adjustments in deposit pricing might have on the Corporation's projected net interest income over the next 12 months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	% Change in Net Interest Income
	June 30, 2025	December 31, 2024
+300 basis points	(0.8)%	(0.2)%
+200 basis points	—%	0.5%
+100 basis points	0.2%	0.5%
-100 basis points	(0.8)%	(1.1)%
-200 basis points	(0.2)%	(1.4)%
-300 basis points	(0.2)%	(3.3)%

At June 30, 2025, the Corporation has approximately $2.5 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

ITEM 4

CONTROLS AND PROCEDURES

The Corporation's management, under the supervision of and with the participation of the Corporation's Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation's disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no significant change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation's common stock made by or on behalf of the Corporation for the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2025	—	$—	—	500,000
May 1 – 31, 2025	—	—	—	500,000
June 1 – 30, 2025	—	—	—	500,000
Total	—	$—	—	500,000
 (1) The Company's 2024 Common Share Repurchase Program expired on May 14, 2025. On June 23, 2025, the Corporation received acknowledgement from the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank") of the Corporation's 2025 Common Share Repurchase Program (the "Plan"). The Corporation's Board of Directors previously approved the Plan, subject to the Federal Reserve Bank's response, authorizing the repurchase from time to time by the Company of up to 500,000 shares of the Corporation's common stock, no par value per share, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15,000,000. Pursuant to the Plan, repurchases of common stock, if any, are authorized to be made during the period beginning on June 23, 2025 (the date on which the Company received acknowledgement from the Federal Reserve Bank) through and including June 10, 2026, through open market purchases, privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, subject to compliance with any material agreement to which the Corporation is a party. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of June 30, 2025, there were 500,000 shares remaining for repurchase under the Plan.

Additionally, during the quarter ended June 30, 2025, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

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

The payment of dividends by the Bank and the Corporation may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory requirements. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Corporation's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed on April 18, 2024)

3.2	Third Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Corporation's Current Report on Form 8-K filed on April 18, 2024)

3.3	Amendment No. 1 to the Third Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed on July 21, 2025)

10.1(1)	CNB Financial Corporation 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation's Form S-8 filed on April 15, 2025)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)
(1) Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 7, 2025	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 7, 2025	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)