Form 10-Q
period 2025-09-30
CNB FINANCIAL CORP/PA
filed 2025-11-05
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer's common stock as of November 5, 2025:
COMMON STOCK, NO PAR VALUE PER SHARE: 29,476,240 SHARES

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

Factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) adverse changes or conditions in capital and financial markets, including actual or potential stresses in the banking industry; (ii) changes in interest rates; (iii) the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs; (iv) effectiveness of our data security controls in the face of cyber attacks and any reputational risks following a cybersecurity incident; (v) changes in general business, industry or economic conditions or competition; (vi) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (vii) adverse economic effects from international trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, or similar events impacting economic activity; (viii) the possibility that the Corporation may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all or to successfully integrate ESSA Bancorp, Inc. ("ESSA") operations and those of the Corporation; (ix) higher than expected costs or other difficulties related to integration of combined or merged businesses; (x) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (xi) changes in the quality or composition of our loan and investment portfolios; (xii) adequacy of loan loss reserves; (xiii) increased competition; (xiv) loss of certain key officers; (xv) deposit attrition; (xvi) rapidly changing technology; (xvii) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xviii) changes in the cost of funds, demand for loan products or demand for financial services; and (xix) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on the Corporation's financial position and results of operations.

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents due from banks	$79,772	$63,771
Interest-bearing deposits with Federal Reserve	351,943	375,009
Interest-bearing deposits with other financial institutions	6,373	4,255
Total cash and cash equivalents	438,088	443,035
Debt securities available-for-sale, at fair value (amortized cost of $569,241 and $520,223, respectively)	533,553	468,546
Debt securities held-to-maturity, at amortized cost (fair value of $235,114 and $282,970, respectively)	249,247	306,081
Equity securities	10,505	10,456
Loans held for sale	—	762
Loans receivable
Syndicated loans	71,852	79,882
Loans	6,396,344	4,529,074
Total loans receivable	6,468,196	4,608,956
Less: allowance for credit losses	(67,684)	(47,357)
Net loans receivable	6,400,512	4,561,599
FHLB and other restricted stock holdings and investments	60,859	40,702
Premises and equipment, net	91,045	76,011
Operating & finance lease right-of-use assets	58,917	52,715
Bank owned life insurance	160,241	117,579
Mortgage servicing rights	2,634	1,251
Goodwill and other intangibles	93,773	43,874
Core deposit intangible, net	34,727	206
Accrued interest receivable and other assets	120,218	69,193
Total Assets	$8,254,319	$6,192,010
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	$1,105,414	$819,680
Interest-bearing demand deposits	970,752	706,796
Savings	3,686,511	3,122,028
Certificates of deposit	1,137,590	722,860
Total deposits	6,900,267	5,371,364
Short-term borrowings	181,604	—
Deposits held for sale	92,830	—
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,798	84,570
Operating lease liabilities	44,127	40,315
Accrued interest payable and other liabilities	85,888	64,446
Total liabilities	7,410,134	5,581,315
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at September 30, 2025 and December 31, 2024	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 29,594,933 at September 30, 2025 and 21,235,503 at December 31, 2024	—	—
Additional paid in capital	421,770	219,876
Retained earnings	397,667	381,296
Treasury stock, at cost (117,504 shares at September 30, 2025 and 247,511 shares December 31, 2024)	(2,476)	(4,689)
Accumulated other comprehensive loss	(30,561)	(43,573)
Total shareholders' equity	844,185	610,695
Total Liabilities and Shareholders' Equity	$8,254,319	$6,192,010

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$98,092	$75,725	$245,879	$219,380
Securities:
Taxable	10,316	7,259	30,179	21,657
Tax-exempt	150	156	455	479
Dividends	87	95	282	276
Total interest and dividend income	108,645	83,235	276,795	241,792
INTEREST EXPENSE:
Deposits	37,941	34,622	102,851	99,964
Borrowed funds and finance lease liabilities	2,501	3	2,959	9
Subordinated notes and debentures	1,074	1,124	3,228	3,394
Total interest expense	41,516	35,749	109,038	103,367
NET INTEREST INCOME	67,129	47,486	167,757	138,425
PROVISION FOR CREDIT LOSS EXPENSE	18,456	2,381	24,350	6,292
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	48,673	45,105	143,407	132,133
NON-INTEREST INCOME:
Service charges on deposit accounts	2,222	1,790	5,592	5,278
Other service charges and fees	480	796	1,417	2,203
Wealth and asset management fees	2,359	2,060	6,264	5,869
Net realized gains (losses) on available-for-sale securities (includes $397, $(9), $397, and $(9) accumulated other comprehensive income reclassifications for net realized gains (losses) on available-for-sale securities, respectively)	397	(9)	397	(9)
Net realized and unrealized gains on equity securities	664	656	982	767
Mortgage banking	196	197	464	580
Bank owned life insurance	975	775	2,711	2,326
Card processing and interchange income	2,336	2,241	6,721	6,444
Other non-interest income	937	2,467	3,533	5,335
Total non-interest income	10,566	10,973	28,081	28,793
NON-INTEREST EXPENSES:
Compensation and benefits	23,339	19,572	63,251	56,035
Net occupancy expense	4,823	3,701	12,893	10,921
Amortization of core deposit intangible	780	18	813	57
Technology expense	5,485	5,417	16,325	16,062
State and local taxes	1,292	1,256	3,885	3,636
Legal, professional, and examination fees	1,637	940	3,483	3,231
Advertising	754	623	1,824	1,861
FDIC insurance premiums	940	846	2,862	2,854
Card processing and interchange expenses	1,300	1,193	3,713	3,250
Merger and integration costs	4,155	—	6,041	—
Other non-interest expenses	5,652	5,218	15,722	14,290
Total non-interest expenses	50,157	38,784	130,812	112,197
INCOME BEFORE INCOME TAXES	9,082	17,294	40,676	48,729
INCOME TAX EXPENSE (includes $83, $(2), $83 and $(2) income tax expense from reclassification items, respectively)	2,037	3,340	8,194	9,218
NET INCOME	7,045	13,954	32,482	39,511
PREFERRED STOCK DIVIDENDS	1,076	1,076	3,226	3,226
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,969	$12,878	$29,256	$36,285
AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,178,623	20,841,808	22,998,705	20,832,064
Diluted	27,280,298	20,911,862	23,075,450	20,895,538
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.22	$0.61	$1.26	$1.73
Diluted Earnings Per Common Share	$0.22	$0.61	$1.26	$1.72
Cash Dividends Declared	$0.180	$0.180	$0.540	$0.530
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$7,045	$13,954	$32,482	$39,511
Other comprehensive income (loss), net of tax:
Net change in debt securities:
Unrealized holding gains on available-for-sale securities arising during the period, net of tax of $(824), $(2,641), $(3,441), and $(2,222), respectively	3,098	9,937	12,945	8,360
Amortization of unrealized losses from held-to-maturity securities, net of tax of $(31), $(40), $(101), and $(110), respectively	118	150	381	415
Reclassification adjustment for realized (gains) losses included in net income, net of tax of $83, $(2), $83, and $(2), respectively	(314)	7	(314)	7
	2,902	10,094	13,012	8,782
Other comprehensive income	2,902	10,094	13,012	8,782
COMPREHENSIVE INCOME	$9,947	$24,048	$45,494	$48,293

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders' Equity
Balance, July 1, 2025	$57,785	$218,375	$397,004	$(2,420)	$(33,463)	$637,281
Net income			7,045			7,045
Other comprehensive income					2,902	2,902
Forfeiture of restricted stock award grants (3,423 shares)		84		(84)		—
Restricted stock award grants (1,570 shares)		(29)		29		—
Stock-based compensation expense		791				791
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (42 shares)				(1)		(1)
Acquisition of ESSA Bancorp and ESSA Bank		202,549				202,549
Preferred cash dividend declared			(1,076)			(1,076)
Cash dividends declared ($0.180 per common share)			(5,306)			(5,306)
Balance, September 30, 2025	$57,785	$421,770	$397,667	$(2,476)	$(30,561)	$844,185

Balance, July 1, 2024	$57,785	$218,756	$361,987	$(4,438)	$(47,390)	$586,700
Net income			13,954			13,954
Other comprehensive income					10,094	10,094
Forfeiture of restricted stock award grants (3,345 shares)		77		(77)		—
Stock-based compensation expense		471				471
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (42 shares)				(1)		(1)
Preferred cash dividend declared			(1,076)			(1,076)
Cash dividends declared ($0.180 per common share)			(3,779)			(3,779)
Balance, September 30, 2024	$57,785	$219,304	$371,086	$(4,516)	$(37,296)	$606,363

See Notes to Condensed Consolidated Financial Statements

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders' Equity
Balance, January 1, 2025	$57,785	$219,876	$381,296	$(4,689)	$(43,573)	$610,695
Net income			32,482			32,482
Other comprehensive income					13,012	13,012
Forfeiture of restricted stock award grants (12,894 shares)		304		(304)		—
Restricted stock award grants (147,132 shares)		(2,683)		2,683		—
Performance based restricted stock award grants (8,916 shares)		(167)		167		—
Stock-based compensation expense		1,891				1,891
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (11,187 shares)				(283)		(283)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (1,960 shares)				(50)		(50)
Acquisition of ESSA Bancorp and ESSA Bank		202,549				202,549
Preferred cash dividend declared			(3,226)			(3,226)
Cash dividends declared ($0.540 per common share)			(12,885)			(12,885)
Balance, September 30, 2025	$57,785	$421,770	$397,667	$(2,476)	$(30,561)	$844,185

Balance, January 1, 2024	$57,785	$220,495	$345,935	$(6,890)	$(46,078)	$571,247
Net income			39,511			39,511
Other comprehensive income					8,782	8,782
Forfeiture of restricted stock award grants (8,306 shares)		177		(177)		—
Restricted stock award grants (130,857 shares)		(3,025)		3,025		—
Performance based restricted stock award grants (9,667 shares)		(179)		179		—
Stock-based compensation expense		1,836				1,836
Purchase of treasury stock (23,988 shares)				(441)		(441)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,421 shares)				(158)		(158)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (2,518 shares)				(54)		(54)
Preferred cash dividend declared			(3,226)			(3,226)
Cash dividends declared ($0.530 per common share)			(11,134)			(11,134)
Balance, September 30, 2024	$57,785	$219,304	$371,086	$(4,516)	$(37,296)	$606,363

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,482	$39,511
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	24,350	6,292
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	7,089	5,861
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(8,211)	(3,516)
Net amortization of deferred costs on borrowings	228	228
Net realized (gains) losses on sales of available-for-sale securities	(397)	9
Net realized and unrealized gains on equity securities	(982)	(767)
(Gain) loss on sale of loans held for sale	262	(506)
Net (gains) losses on dispositions of premises and equipment and foreclosed assets	(158)	54
Proceeds from sale of loans receivable	17,738	19,157
Origination of loans held for sale	(17,293)	(19,702)
Income on bank owned life insurance	(2,531)	(2,326)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	(180)	—
Restricted stock compensation expense	1,891	1,836
Change in:
Accrued interest receivable and other assets	(7,831)	59
Accrued interest payable, lease liabilities, and other liabilities	(7,578)	3,081
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,879	49,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	90,044	44,262
Proceeds from sales of available-for-sale securities	258,295	46
Purchase of available-for-sale securities	(168,155)	(70,929)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	57,574	61,576
Proceeds from sale of equity securities	1,164	—
Purchase of equity securities	(231)	(321)
Proceeds from sales of loans classified as portfolio loans	23,215	11,182
Net increase in loans receivable	(227,654)	(136,002)
Proceeds from death benefit of bank owned life insurance policies	884	—
Net cash from business combinations	27,403	—
Purchase of FHLB, other equity, and restricted equity interests	4,061	(10,926)
Purchase of premises and equipment	(6,203)	(12,891)
Proceeds from the sale of premises and equipment and foreclosed assets	1,689	409
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	62,086	(113,594)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	155,024	70,861
Net increase (decrease) in certificates of deposit	10,904	147,338
Purchase of treasury stock	(333)	(653)
Cash dividends paid, common stock	(12,885)	(11,134)
Cash dividends paid, preferred stock	(3,226)	(3,226)
Net change in short-term borrowings	(255,396)	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(105,912)	203,186
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,947)	138,863
CASH AND CASH EQUIVALENTS, Beginning	443,035	222,046
CASH AND CASH EQUIVALENTS, Ending	$438,088	$360,909

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$108,248	$101,317
Income taxes	8,810	8,843
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$479	$334
Transfers from loans held for sale to loans held for investment	317	1,239
Transfers from loans held for investment to loans held for sale	—	438
Grant of restricted stock awards from treasury stock	2,683	3,025
Grant of performance based restricted stock awards from treasury stock	167	179
Restricted stock forfeiture	304	177
Net deposits transferred to held for sale	92,830	—
Lease liabilities arising from obtaining right-of-use assets	1,198	3,157

See Note 3, "Business Combinations" regarding non-cash transactions included in the acquisition.

See Notes to Condensed Consolidated Financial Statements

CNB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURE RULES

Nature of Operations

CNB Financial Corporation (the "Corporation") is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the "Bank"). In addition, the Bank provides wealth and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation ("Holiday"). The Corporation and its other subsidiaries are subject to examination by federal and state regulators. The Corporation's market area is primarily concentrated in the Central, Northwest and Northeast regions of the Commonwealth of Pennsylvania, the Central and Northeast regions of the State of Ohio, Western region of the State of New York and the Southwest region of the Commonwealth of Virginia.

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three and nine months ended September 30, 2025 is not necessarily indicative of the results to be expected for the full year.

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

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on November 30 or on an interim basis if an event triggering impairment may have occurred. At September 30, 2025, the Corporation had goodwill of $93.7 million, including $49.9 million related to the acquisition of ESSA. Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed as of November 30, 2024 and therefore, believes that there is no impairment as of September 30, 2025. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Corporation is evaluating the effect that ASU 2025-05 will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This ASU removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Corporation is evaluating the effect that ASU 2025-06 will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)." This ASU refines the scope of derivative accounting under ASC 815, and clarify the treatment of share-based noncash consideration under ASC 606. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Corporation is evaluating the effect that ASU 2025-07 will have on its consolidated financial statements and related disclosures.

3.    BUSINESS COMBINATION

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

Pursuant to the Merger Agreement, each outstanding share of ESSA common stock was converted into the right to receive 0.8547 shares of the Corporation's common stock. The total consideration paid to ESSA shareholders was approximately $202.6 million, comprised of approximately 8,359,430 shares of the Corporation's common stock, valued at approximately $202.5 million based on the July 23, 2025 closing price of $24.23 per share of the Corporation's common stock, and $21 thousand in cash in lieu of fractional shares. The Merger has extended CNB Bank’s branch network into the Northeastern Region including the Lehigh Valley of Pennsylvania through the addition of ESSA’s 20 community offices.

As a result of the Merger, the Corporation recorded preliminary goodwill totaling $49.9 million at July 23, 2025, which reflects anticipated synergies and strategic benefits from combining operations. While the Corporation believes the information available on July 23, 2025, provided a reasonable basis for estimating fair value, the Corporation may obtain additional information and evidence within the one-year measurement period that could result in changes to the estimated fair values amounts and associated goodwill. Valuations subject to change include, but are not limited to, loans receivable, premises and equipment, identified intangible assets, certain deposits, and deferred income taxes. Subsequent adjustments, if necessary, will be reflected in future filings. Merger and integration related costs associated with the Merger were $4.2 million and $6.0 million for the three and nine months ended September 30, 2025, respectively. Such costs include employee severance, professional fees, system conversion, and lease and contract termination expenses, which have been expensed as incurred, and are recorded in “Merger and integration costs” on the Corporation's condensed Consolidated Statements of Income. Goodwill is not deductible for income tax purposes as the transaction qualifies as a tax free “reorganization” within the meaning of Section 368(a).

The following tables provides a summary of the consideration transferred and the fair value of the assets acquired, and liabilities assumed as of the date of the Merger, (dollars in thousands):

July 23, 2025
Merger consideration
Value of stock consideration assigned to ESSA common shares exchanged for stock paid to shareholders	$202,549
Value of cash consideration for ESSA common stock exchanged for cash	21
Total merger consideration	$202,570

July 23, 2025
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$27,424
Debt securities available-for-sale	229,098
Loans receivable	1,651,056
Premises and equipment	16,019
Operating lease right of use assets	3,706
Accrued interest receivable and other assets	45,810
FHLB interests	24,218
Bank owned life insurance	40,835
Core deposit intangible	35,335
Goodwill	49,899
Total assets acquired	2,123,400
Liabilities assumed
Deposits	1,455,805
Short-term borrowings	437,000
Accrued interest payable and other liabilities	24,424
Operating lease liabilities	3,601
Total liabilities assumed	1,920,830

Net assets acquired	$202,570

The Corporation accounted for the Merger using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with purchase accounting. The Corporation assessed the fair values based on the following methods for the significant assets acquired and liabilities assumed:

Cash and cash equivalents: The fair value was determined to approximate the carrying amount based on the short-term nature of these assets.

Debt securities AFS: The fair value of the investment portfolio was based on quoted market prices and dealer quotes and pricing obtained from independent pricing services. Following the completion of the Merger, the Corporation sold approximately $204.1 million of $229.1 million in debt securities it acquired through the Merger. These debt securities were sold at fair value and therefore no gain or loss was recognized upon the sale.

Loans receivable: The fair value of loans acquired from ESSA were estimated using the discounted cash flow method on an individual loan basis. To estimate the value of the loans, each loans’ contractual cash flows were projected, adjusted for expected prepayments and credit losses. Assumptions for credit losses were based off the risk characteristics of each loan. For loans specifically evaluated by the Corporation, credit losses were based on the estimated loss identified by the Corporation. The projected cash flows were then discounted to present value using a discount rate based on the relative risk of the cash flows.

In connection with the acquisition, the Corporation has purchased Purchase Credit Deteriorated ("PCD") loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit loss is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit loss expense.

The Corporation evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) modifications for borrowers experiencing financial difficulty; (3) risk ratings of watch, special mention, substandard or doubtful; and (4) loans greater than 60 days past due.

Of the $1.7 billion net loans held for investment acquired, $132.2 million were identified as PCD loans on the acquisition date. The following table provides a summary of these PCD loans at acquisition:

July 23, 2025
Par value of acquired loans at acquisition	$138,153
Allowance for credit losses at acquisition	(1,857)
Non-credit discount at acquisition	(4,121)
Total merger consideration	$132,175

Premises and equipment: The fair value of bank premises and equipment held for use was valued by obtaining recent market data for similar property types with adjustments for characteristics of individual properties. The Corporation acquired 20 branches from ESSA, 10 of which were owned premises.

Operating lease right of use (“ROU”) assets and lease liabilities: The fair value of the lease ROU assets was measured at an amount equal to the lease liability and evaluated for favorable or unfavorable lease terms when compared with market terms on a lease-by-lease basis.

Accrued interest receivable and other assets: Consists mainly of accrued interest receivable, accounts receivable, and deferred tax assets. The accrued interest receivable and accounts receivable was fair valued based on the cash value expected to be received. Deferred taxes represent the expected book and tax differences which approximate fair value.

FHLB interests: Included in the identifiable assets acquired is FHLB stock, which represents the acquired entity’s required membership stock in the Federal Home Loan Bank system, carried at par value (cost) with no readily determinable fair market value, consistent with ASC 942-325.

Bank owned life insurance (“BOLI”): The fair value of BOLI is carried at its current cash surrender value, which is the most reasonable estimate of fair value.

Core deposit intangibles (“CDI”): CDI represents the future economic benefit of acquired customer deposits. The fair value of the CDI was estimated based on a discounted cash flow methodology that incorporated expected customer attrition rates, cost of deposit base, net maintenance cost associated with customer deposits, and the cost for alternative funding sources. The discount rates used were based on market rates.

Deposits: The fair value of interest bearing and non-interest bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.

Short-term Borrowings: Acquired other borrowings consisted of FHLB short-term borrowings. The carrying amount of short-term borrowings was determined to approximate fair value. Subsequent to the completion of the acquisition, the Corporation repaid $265.4 million of $437.0 million in FHLB borrowings.

Accrued interest payable and other liabilities: Accrued interest payable and other liabilities were fair valued using the expected amount of cash to be paid.

Supplemental Pro Forma Financial Information

The following table presents supplemental pro forma information as if the Merger had occurred as of January 1, 2024. The unaudited pro forma information combines the historical results of the Corporation and ESSA in the Corporation’s Consolidated Statements of Income and includes adjustments for the estimated impact of certain fair value adjustments such as interest income on loans and securities acquired, amortization of intangibles arising from the merger, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates. The Corporation expects to realize additional operating cost savings and business synergies from the acquisition; however, such anticipated benefits are not reflected in the pro forma amounts presented below (dollars in thousands).

	Pro Forma Three Months Ended		Pro Forma Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CNB Standalone Revenues	$77,695	$58,459	$195,838	$167,218
ESSA Standalone Revenues	4,419	16,516	37,306	49,661
Loan Accretion	6,422	7,706	19,265	23,118
Total revenues(1)	88,536	82,681	252,409	239,997
Net income available to common shareholders	$13,313	$23,428	$55,315	$71,145
(1) Includes net interest income and non-interest income.

4.    SECURITIES

Debt securities available-for-sale ("AFS") at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$74,907	$43	$(46)	$—	$74,904
State & political subdivisions	98,418	52	(9,429)	—	89,041
Residential & multi-family mortgage	334,334	1,668	(25,175)	—	310,827
Corporate notes & bonds	53,423	179	(2,540)	—	51,062
Pooled SBA	8,159	2	(442)	—	7,719
Total	$569,241	$1,944	$(37,632)	$—	$533,553

	December 31, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$14,795	$17	$(2)	$—	$14,810
State & political subdivisions	104,025	11	(13,080)	—	90,956
Residential & multi-family mortgage	352,983	60	(34,133)	—	318,910
Corporate notes & bonds	39,022	—	(3,812)	—	35,210
Pooled SBA	9,398	—	(738)	—	8,660
Total	$520,223	$88	$(51,765)	$—	$468,546

Debt securities held-to-maturity ("HTM") at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$182,504	$—	$(7,386)	$—	$175,118
Residential & multi-family mortgage	66,743	—	(6,747)	—	59,996
Total	$249,247	$—	$(14,133)	$—	$235,114

	December 31, 2024
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$229,504	$—	$(13,354)	$—	$216,150
Residential & multi-family mortgage	76,577	—	(9,757)	—	66,820
Total	$306,081	$—	$(23,111)	$—	$282,970

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2025	$258,295	$397	$—
Three months ended September 30, 2024	46	—	(9)
Nine months ended September 30, 2025	258,295	397	—
Nine months ended September 30, 2024	46	—	(9)

The tax provision related to these net realized gains (losses) was $83 thousand for the three and nine months ended September 30, 2025 and $(2) thousand for the three and nine months ended September 30, 2024, respectively.

Following the Merger, CNB sold 243 AFS securities with total proceeds from sales of $204.1 million resulting in no gain or loss on sale.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of September 30, 2025:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$3,857	$3,843	$55,093	$54,356
1 year – 5 years	68,111	64,908	113,517	108,458
5 years – 10 years	139,464	134,412	13,894	12,304
After 10 years	15,316	11,844	—	—
	226,748	215,007	182,504	175,118
Residential & multi-family mortgage	334,334	310,827	66,743	59,996
Pooled SBA	8,159	7,719	—	—
Total debt securities	$569,241	$533,553	$249,247	$235,114

Mortgage securities and pooled Small Business Administration ("SBA") securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On September 30, 2025 and December 31, 2024, securities carried at $587.7 million and $443.9 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders' equity. The Corporation's residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2025

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$30,970	$(46)	$—	$—	$30,970	$(46)
State & political subdivisions	—	—	77,758	(9,429)	77,758	(9,429)
Residential & multi-family mortgage	4,467	(7)	149,862	(25,168)	154,329	(25,175)
Corporate notes and bonds	3,322	(50)	28,104	(2,490)	31,426	(2,540)
Pooled SBA	73	—	7,337	(442)	7,410	(442)
	$38,832	$(103)	$263,061	$(37,529)	$301,893	$(37,632)

December 31, 2024

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$249	$(1)	$3,340	$(1)	$3,589	$(2)
State & political subdivisions	6,519	(90)	80,172	(12,990)	86,691	(13,080)
Residential & multi-family mortgage	118,057	(810)	159,576	(33,323)	277,633	(34,133)
Corporate notes and bonds	987	(13)	34,224	(3,799)	35,211	(3,812)
Pooled SBA	410	(2)	8,250	(736)	8,660	(738)
	$126,222	$(916)	$285,562	$(50,849)	$411,784	$(51,765)

HTM debt securities with unrealized losses at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2025

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$175,118	$(7,386)	$175,118	$(7,386)
Residential & multi-family mortgage	—	—	59,996	(6,747)	59,996	(6,747)
	$—	$—	$235,114	$(14,133)	$235,114	$(14,133)

December 31, 2024

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$216,150	$(13,354)	$216,150	$(13,354)
Residential & multi-family mortgage	—	—	66,820	(9,757)	66,820	(9,757)
	$—	$—	$282,970	$(23,111)	$282,970	$(23,111)

At September 30, 2025 and December 31, 2024, management performed an assessment for possible impairment related to credit losses of the Corporation's debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at September 30, 2025 and December 31, 2024.

First, an assessment was performed to determine if the Corporation intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost. Management determined it does not intend to sell and will not be required to sell any of the securities before recovery of its amortized cost. Next, management performed an evaluation relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities' credit quality and the issuer's ability to repay its debt obligations. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Based on the results of the assessment, management believes the decline in fair value is not the result of credit losses. As a result no credit allowance is required as of September 30, 2025.

As of September 30, 2025 and December 31, 2024, management concluded the debt securities described in the previous paragraphs did not decline in fair value due to credit factors for the following reasons:

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

Equity securities at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Corporate equity securities	$4,633	$6,542
Mutual funds	4,026	1,936
Money market funds	219	287
Corporate notes	1,627	1,691
Total	$10,505	$10,456

5.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	Percentage of Total	December 31, 2024	Percentage of Total
Farmland	$28,424	0.44%	$31,099	0.67%
Owner-occupied, nonfarm nonresidential properties	639,160	9.88	515,208	11.18
Agricultural production and other loans to farmers	6,019	0.09	6,492	0.14
Loans to depository institutions	7,376	0.11	—	—
Commercial and Industrial	762,736	11.79	718,775	15.60
Obligations (other than securities and leases) of states and political subdivisions	177,123	2.74	140,430	3.05
Other loans	49,127	0.76	28,110	0.61
Other construction loans and all land development and other land loans	383,273	5.93	282,912	6.14
Multifamily (5 or more) residential properties	724,931	11.21	411,146	8.92
Non-owner occupied, nonfarm nonresidential properties	1,409,637	21.79	1,033,541	22.42
1-4 Family Construction	47,631	0.74	26,431	0.57
Home equity lines of credit	230,440	3.56	166,327	3.61
Residential Mortgages secured by first liens	1,733,513	26.80	1,012,746	21.97
Residential Mortgages secured by junior liens	139,783	2.16	106,462	2.31
Other revolving credit plans	43,666	0.68	41,095	0.89
Automobile	18,459	0.29	20,961	0.45
Other consumer	52,456	0.81	53,821	1.17
Credit cards	13,701	0.21	13,143	0.29
Overdrafts	741	0.01	257	0.01
Total loans receivable	$6,468,196	100.00%	$4,608,956	100.00%
Less: Allowance for credit losses	(67,684)		(47,357)
Loans receivable, net	$6,400,512		$4,561,599

Net deferred loan origination fees included in the above table	$71		$49

The Corporation's outstanding loans receivable and related unfunded commitments are primarily concentrated within Central, Northwest and Northeast regions of Pennsylvania, Central and Northeast Ohio, Western New York and Southwest Virginia. The Bank attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management's assessment of the customer. The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation's management and reviewed and approved annually by the Corporation's Board of Directors.

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $71.9 million and $79.9 million as of September 30, 2025 and December 31, 2024, respectively.

Transactions in the allowance for credit losses for the three months ended September 30, 2025 were as follows:

	Beginning Allowance	Initial Allowance on ESSA PCD Acquired Loans	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)(2)	Ending Allowance
Farmland	$157	$—	$—	$—	$—	$157
Owner-occupied, nonfarm nonresidential properties	4,527	352	—	—	1,825	6,704
Agricultural production and other loans to farmers	37	—	—	—	—	37
Loans to depository institutions	—	—	—	—	60	60
Commercial and Industrial	8,343	244	(164)	9	586	9,018
Obligations (other than securities and leases) of states and political subdivisions	1,328	94	—	—	573	1,995
Other loans	414	—	—	—	52	466
Other construction loans and all land development and other land loans	2,735	444	—	—	636	3,815
Multifamily (5 or more) residential properties	2,605	50	—	—	1,799	4,454
Non-owner occupied, nonfarm nonresidential properties	10,389	294	—	—	3,051	13,734
1-4 Family Construction	100	27	—	—	285	412
Home equity lines of credit	1,737	8	(70)	—	396	2,071
Residential Mortgages secured by first liens	9,862	340	(11)	—	7,569	17,760
Residential Mortgages secured by junior liens	1,572	4	—	—	201	1,777
Other revolving credit plans	1,032	—	(49)	2	85	1,070
Automobile	247	—	(22)	2	(4)	223
Other consumer	2,944	—	(468)	42	528	3,046
Credit cards	145	—	(175)	9	165	144
Overdrafts	155	—	(82)	20	648	741
Total loans	$48,329	$1,857	$(1,041)	$84	$18,455	$67,684
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.
(2) The provision expense (benefit) includes the day 1 provision on non-PCD loans acquired from ESSA.

Transactions in the allowance for credit losses for the nine months ended September 30, 2025 were as follows:

	Beginning Allowance	Initial Allowance on ESSA PCD Acquired Loans	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)(2)	Ending Allowance
Farmland	$167	$—	$—	$—	$(10)	$157
Owner-occupied, nonfarm nonresidential properties	5,696	352	(1,516)	29	2,143	6,704
Agricultural production and other loans to farmers	37	—	—	—	—	37
Loans to depository institutions	—	—	—	—	60	60
Commercial and Industrial	7,759	244	(888)	9	1,894	9,018
Obligations (other than securities and leases) of states and political subdivisions	1,369	94	—	—	532	1,995
Other loans	329	—	—	—	137	466
Other construction loans and all land development and other land loans	2,571	444	—	—	800	3,815
Multifamily (5 or more) residential properties	2,969	50	(1,072)	—	2,507	4,454
Non-owner occupied, nonfarm nonresidential properties	10,110	294	—	—	3,330	13,734
1-4 Family Construction	198	27	—	—	187	412
Home equity lines of credit	1,340	8	(70)	10	783	2,071
Residential Mortgages secured by first liens	8,958	340	(53)	1	8,514	17,760
Residential Mortgages secured by junior liens	1,343	4	—	—	430	1,777
Other revolving credit plans	960	—	(74)	5	179	1,070
Automobile	275	—	(27)	2	(27)	223
Other consumer	2,892	—	(1,639)	72	1,721	3,046
Credit cards	127	—	(312)	38	291	144
Overdrafts	257	—	(285)	71	698	741
Total loans	$47,357	$1,857	$(5,936)	$237	$24,169	$67,684
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.
(2) The provision expense (benefit) includes the day 1 provision on non-PCD loans acquired from ESSA.

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
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

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
) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

For the three and nine months ended September 30, 2025, the allowance for credit losses increased $19.4 million and $20.3 million, respectively, primarily driven by the Merger and the $1.9 million in PCD allowance and $16.4 million in non-PCD allowance established on the acquisition date, coupled with growth in the Corporation's loan portfolio. Significant uncertainty persists regarding the domestic and global economy due to changes to U.S. tariffs and corresponding policy changes by U.S. trading partners, continued elevated interest rates, fluctuating levels of consumer confidence, and geopolitical conflicts. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $18.5 million and $24.4 million for the three and nine months ended September 30, 2025, respectively, compared to $2.4 million and $6.3 million for the three and nine months ended September 30, 2024, respectively. The increase in provision for credit losses was primarily due to a $16.4 million reserve established for non-PCD loans acquired in the Merger, coupled with the impacts of higher loan portfolio growth and lower loan net charge-offs. In addition, included in the provision for credit losses for the three and nine months ended September 30, 2025 was a provision of $1 thousand and $181 thousand, respectively, related to the allowance for unfunded commitments compared to $49 thousand and $112 thousand provision, related to the allowance for unfunded commitments for the three and nine months ended September 30, 2024, respectively.

The following tables present the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$477	$477	$—
Owner-occupied, nonfarm nonresidential properties	5,372	4,156	—
Commercial and Industrial	9,143	8,437	—
Other construction loans and all land development and other land loans	3,781	195	—
Multifamily (5 or more) residential properties	330	330	—
Non-owner occupied, nonfarm nonresidential properties	3,786	3,786	—
Home equity lines of credit	1,658	1,408	—
Residential Mortgages secured by first liens	10,283	9,493	—
Residential Mortgages secured by junior liens	369	369	—
Other revolving credit plans	31	31	—
Automobile	64	64	—
Other consumer	719	719	—
Credit cards	—	—	86
Total	$36,013	$29,465	$86

	December 31, 2024
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$522	$522	$—
Owner-occupied, nonfarm nonresidential properties	5,896	1,392	—
Commercial and Industrial	10,682	10,111	—
Other construction loans and all land development and other land loans	1,482	36	—
Multifamily (5 or more) residential properties	20,658	266	491
Non-owner occupied, nonfarm nonresidential properties	5,913	5,913	—
Home equity lines of credit	837	837	—
Residential Mortgages secured by first liens	9,093	8,311	—
Residential Mortgages secured by junior liens	271	271	—
Other revolving credit plans	154	154	—
Automobile	66	66	—
Other consumer	749	749	—
Credit cards	—	—	162
Total	$56,323	$28,628	$653

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of September 30, 2025:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$313	$—
Owner-occupied, nonfarm nonresidential properties	2,241	—
Commercial and Industrial	412	3,188
Other construction loans and all land development and other land loans	3,586	—
Multifamily (5 or more) residential properties	182	—
Non-owner occupied, nonfarm nonresidential properties	3,087	—
Home equity lines of credit	1,030	—
Residential Mortgages secured by first liens	1,384	—
Total	$12,235	$3,188

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2024:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$352	$—
Owner-occupied, nonfarm nonresidential properties	4,503	—
Commercial and Industrial	258	2,553
Other construction loans and all land development and other land loans	1,446	—
Multifamily (5 or more) residential properties	20,658	—
Non-owner occupied, nonfarm nonresidential properties	5,224	—
Home equity lines of credit	290	—
Residential Mortgages secured by first liens	1,411	—
Total	$34,142	$2,553

The following table presents the aging of the amortized cost basis in past-due loans receivable as of September 30, 2025 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$80	$—	$164	$244	$28,180	$28,424
Owner-occupied, nonfarm nonresidential properties	4,369	725	1,825	6,919	632,241	639,160
Agricultural production and other loans to farmers	—	—	—	—	6,019	6,019
Loans to depository institutions	—	—	—	—	7,376	7,376
Commercial and Industrial	1,738	526	7,486	9,750	752,986	762,736
Obligations (other than securities and leases) of states and political subdivisions	238	—	—	238	176,885	177,123
Other loans	—	—	—	—	49,127	49,127
Other construction loans and all land development and other land loans	—	—	3,522	3,522	379,751	383,273
Multifamily (5 or more) residential properties	—	—	—	—	724,931	724,931
Non-owner occupied, nonfarm nonresidential properties	2,170	589	248	3,007	1,406,630	1,409,637
1-4 Family Construction	—	—	—	—	47,631	47,631
Home equity lines of credit	1,602	309	385	2,296	228,144	230,440
Residential Mortgages secured by first liens	6,613	3,357	6,495	16,465	1,717,048	1,733,513
Residential Mortgages secured by junior liens	272	142	56	470	139,313	139,783
Other revolving credit plans	112	34	13	159	43,507	43,666
Automobile	43	52	40	135	18,324	18,459
Other consumer	430	285	389	1,104	51,352	52,456
Credit cards	235	37	86	358	13,343	13,701
Overdrafts	—	—	—	—	741	741
Total	$17,902	$6,056	$20,709	$44,667	$6,423,529	$6,468,196

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2024 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$—	$—	$—	$31,099	$31,099
Owner-occupied, nonfarm nonresidential properties	77	1,479	5,030	6,586	508,622	515,208
Agricultural production and other loans to farmers	—	—	—	—	6,492	6,492
Commercial and Industrial	704	185	6,632	7,521	711,254	718,775
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	140,430	140,430
Other loans	—	—	—	—	28,110	28,110
Other construction loans and all land development and other land loans	—	—	1,482	1,482	281,430	282,912
Multifamily (5 or more) residential properties	—	20,392	757	21,149	389,997	411,146
Non-owner occupied, nonfarm nonresidential properties	—	—	—	—	1,033,541	1,033,541
1-4 Family Construction	216	—	—	216	26,215	26,431
Home equity lines of credit	1,006	387	323	1,716	164,611	166,327
Residential Mortgages secured by first liens	2,908	1,910	5,795	10,613	1,002,133	1,012,746
Residential Mortgages secured by junior liens	224	35	64	323	106,139	106,462
Other revolving credit plans	351	4	100	455	40,640	41,095
Automobile	135	3	—	138	20,823	20,961
Other consumer	601	271	358	1,230	52,591	53,821
Credit cards	97	115	162	374	12,769	13,143
Overdrafts	—	—	—	—	257	257
Total	$6,319	$24,781	$20,703	$51,803	$4,557,153	$4,608,956

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

The following table presents the amortized cost basis of loans at September 30, 2025 that were both experiencing financial difficulty and modified during the three months ended September 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Multifamily (5 or more) residential properties	$—	$—	$182	$—	$—	—%
Non-owner occupied, nonfarm nonresidential properties	—	—	1,962	—	—	0.1
Total	$—	$—	$2,144	$—	$—	—%

The following table presents the amortized cost basis of loans at September 30, 2025 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$696	$—	$—	$—	0.1%
Commercial and Industrial	—	6,767	142	—	—	0.9
Other construction loans and all land development and other land loans	—	—	10,114	—	—	2.6
Multifamily (5 or more) residential properties	—	—	182	—	—	—
Non-owner occupied, nonfarm nonresidential properties	—	3,087	1,962	—	—	0.4
Total	$—	$10,550	$12,400	$—	$—	0.4%

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

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	—	696	—	—	—	0.1%
Non-owner occupied, nonfarm nonresidential properties	—	5,443	—	—	—	0.5
Total	$—	$6,139	$—	$—	$—	0.1%

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

The following table presents the performance of such loans that have been modified during the twelve months ended September 30, 2025:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$696	$—	$—	$—	$—
Commercial and Industrial	6,908	—	—	—	—
Other construction loans and all land development and other land loans	10,276	—	—	—	—
Multifamily (5 or more) residential properties	182	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	3,064	1,962	—	—	1,962
Total	$21,126	$1,962	$—	$—	$1,962

The following table presents the performance of such loans that have been modified during the twelve months ended September 30, 2024:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Farmland	$1,040	$—	$—	$—	$—
Owner-occupied, nonfarm nonresidential properties	5,254	—	—	—	—
Commercial and Industrial	465	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	5,443	—	—	—	—
Residential Mortgages secured by first liens	376	—	—	—	—
Residential Mortgages secured by junior liens	28	—	—	—	—
Total	$12,606	$—	$—	$—	$—

There was no principal forgiveness, term extension or interest rate reductions for the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2025.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2025:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	1.00	—%
Other construction loans and all land development and other land loans	—	0.75	—
Multifamily (5 or more) residential properties	—	0.50	—
Non-owner occupied, nonfarm nonresidential properties	—	0.50	—
Total	$—	0.72	—%

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

There were no loans that had a payment default during the three months ended September 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

	September 30, 2025
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$23,042	$—	$5,382	$—	$5,382	$28,424
Owner-occupied, nonfarm nonresidential properties	614,415	2,079	22,666	—	24,745	639,160
Agricultural production and other loans to farmers	6,019	—	—	—	—	6,019
Loans to depository institutions	7,376	—	—	—	—	7,376
Commercial and Industrial	696,749	8,189	57,798	—	65,987	762,736
Obligations (other than securities and leases) of states and political subdivisions	177,123	—	—	—	—	177,123
Other loans	47,977	1,150	—	—	1,150	49,127
Other construction loans and all land development and other land loans	349,637	29,660	3,976	—	33,636	383,273
Multifamily (5 or more) residential properties	718,950	—	5,981	—	5,981	724,931
Non-owner occupied, nonfarm nonresidential properties	1,389,133	1,392	19,112	—	20,504	1,409,637
Total	$4,030,421	$42,470	$114,915	$—	$157,385	$4,187,806

	December 31, 2024
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$25,171	$5,267	$661	$—	$5,928	$31,099
Owner-occupied, nonfarm nonresidential properties	491,798	1,289	22,121	—	23,410	515,208
Agricultural production and other loans to farmers	6,492	—	—	—	—	6,492
Commercial and Industrial	654,139	4,321	60,315	—	64,636	718,775
Obligations (other than securities and leases) of states and political subdivisions	140,430	—	—	—	—	140,430
Other loans	28,110	—	—	—	—	28,110
Other construction loans and all land development and other land loans	281,466	—	1,446	—	1,446	282,912
Multifamily (5 or more) residential properties	385,946	—	25,200	—	25,200	411,146
Non-owner occupied, nonfarm nonresidential properties	1,008,507	4,947	20,087	—	25,034	1,033,541
Total	$3,022,059	$15,824	$129,830	$—	$145,654	$3,167,713

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of September 30, 2025. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$3,132	$124	$1,543	$4,955	$6,183	$6,605	$500	$—	$23,042
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	164	—	4,783	—	435	—	—	5,382
Total	$3,132	$288	$1,543	$9,738	$6,183	$7,040	$500	$—	$28,424
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$44,697	$85,106	$80,838	$128,695	$116,378	$147,668	$11,033	$—	$614,415
Special mention	53	—	578	239	242	429	538	—	2,079
Substandard	—	14,694	2,165	1,242	696	3,697	172	—	22,666
Total	$44,750	$99,800	$83,581	$130,176	$117,316	$151,794	$11,743	$—	$639,160
Current period gross write offs	$—	$—	$—	$1,516	$—	$—	$—	$—	$1,516

Agricultural production and other loans to farmers
Risk rating
Pass	$85	$4,864	$426	$10	$12	$28	$594	$—	$6,019
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$85	$4,864	$426	$10	$12	$28	$594	$—	$6,019
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans to depository institutions
Risk rating
Pass	$—	$7,376	$—	$—	$—	$—	$—	$—	$7,376
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$7,376	$—	$—	$—	$—	$—	$—	$7,376
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$118,480	$115,716	$40,321	$75,182	$46,223	$32,907	$267,920	$—	$696,749
Special mention	—	238	806	2,253	1,521	25	3,346	—	8,189
Substandard	2,424	302	3,979	10,683	44	1,016	39,350	—	57,798
Total	$120,904	$116,256	$45,106	$88,118	$47,788	$33,948	$310,616	$—	$762,736
Current period gross write offs	$—	$—	$85	$—	$26	$101	$645	$31	$888

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$937	$6,621	$30,106	$19,050	$39,853	$75,986	$4,570	$—	$177,123
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$937	$6,621	$30,106	$19,050	$39,853	$75,986	$4,570	$—	$177,123
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other loans
Risk rating
Pass	$23,571	$911	$2,928	$12,124	$4,542	$1,408	$2,493	$—	$47,977
Special mention	—	—	—	—	—	—	1,150	—	1,150
Substandard	—	—	—	—	—	—	—	—	—
Total	$23,571	$911	$2,928	$12,124	$4,542	$1,408	$3,643	$—	$49,127
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other construction loans and all land development and other land loans
Risk rating
Pass	$83,896	$130,942	$70,202	$48,668	$7,167	$2,896	$5,866	$—	$349,637
Special mention	10,115	—	19,545	—	—	—	—	—	29,660
Substandard	—	2,434	—	155	—	1,387	—	—	3,976
Total	$94,011	$133,376	$89,747	$48,823	$7,167	$4,283	$5,866	$—	$383,273
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$122,517	$48,980	$86,226	$298,774	$89,032	$70,622	$2,799	$—	$718,950
Special mention	—	—	—	—	—	—	—	—	—
Substandard	5,744	55	182	—	—	—	—	—	5,981
Total	$128,261	$49,035	$86,408	$298,774	$89,032	$70,622	$2,799	$—	$724,931
Current period gross write offs	$—	$—	$—	$1,072	$—	$—	$—	$—	$1,072

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$121,040	$178,590	$271,526	$392,745	$235,886	$183,915	$5,431	$—	$1,389,133
Special mention	—	394	56	208	—	320	414	—	1,392
Substandard	—	13,261	726	475	—	4,650	—	—	19,112
Total	$121,040	$192,245	$272,308	$393,428	$235,886	$188,885	$5,845	$—	$1,409,637
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

	September 30, 2025			December 31, 2024
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$47,631	$—	$47,631	$26,431	$—	$26,431
Home equity lines of credit	228,782	1,658	230,440	165,490	837	166,327
Residential Mortgages secured by first liens	1,723,230	10,283	1,733,513	1,003,653	9,093	1,012,746
Residential Mortgages secured by junior liens	139,414	369	139,783	106,191	271	106,462
Other revolving credit plans	43,635	31	43,666	40,941	154	41,095
Automobile	18,395	64	18,459	20,895	66	20,961
Other consumer	51,737	719	52,456	53,072	749	53,821
Total	$2,252,824	$13,124	$2,265,948	$1,416,673	$11,170	$1,427,843

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of September 30, 2025. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$15,131	$29,437	$2,937	$—	$—	$126	$—	$—	$47,631
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$15,131	$29,437	$2,937	$—	$—	$126	$—	$—	$47,631
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$48,175	$48,230	$27,562	$30,815	$10,971	$42,293	$13,487	$7,249	$228,782
Nonperforming	—	—	47	—	—	67	—	1,544	1,658
Total	$48,175	$48,230	$27,609	$30,815	$10,971	$42,360	$13,487	$8,793	$230,440
Current period gross write offs	$—	$—	$—	$—	$—	$70	$—	$—	$70

Residential mortgages secured by first lien
Payment performance
Performing	$121,005	$175,424	$197,801	$356,110	$284,676	$585,784	$2,430	$—	$1,723,230
Nonperforming	35	195	3,150	2,105	1,154	3,644	—	—	10,283
Total	$121,040	$175,619	$200,951	$358,215	$285,830	$589,428	$2,430	$—	$1,733,513
Current period gross write offs	$—	$—	$—	$—	$32	$21	$—	$—	$53

Residential mortgages secured by junior liens
Payment performance
Performing	$21,098	$33,756	$26,477	$28,223	$12,082	$16,372	$1,406	$—	$139,414
Nonperforming	—	18	136	32	114	31	38	—	369
Total	$21,098	$33,774	$26,613	$28,255	$12,196	$16,403	$1,444	$—	$139,783
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$7,944	$5,252	$5,912	$6,563	$2,693	$15,271	$—	$—	$43,635
Nonperforming	—	—	2	—	5	24	—	—	31
Total	$7,944	$5,252	$5,914	$6,563	$2,698	$15,295	$—	$—	$43,666
Current period gross write offs	$—	$—	$4	$4	$3	$63	$—	$—	$74

Automobile
Payment performance
Performing	$4,316	$4,434	$5,883	$2,398	$466	$898	$—	$—	$18,395
Nonperforming	20	—	20	22	—	2	—	—	64
Total	$4,336	$4,434	$5,903	$2,420	$466	$900	$—	$—	$18,459
Current period gross write offs	$—	$11	$16	$—	$—	$—	$—	$—	$27

Other consumer
Payment performance
Performing	$17,996	$17,544	$8,048	$3,086	$1,399	$3,664	$—	$—	$51,737
Nonperforming	62	335	169	72	49	32	—	—	719
Total	$18,058	$17,879	$8,217	$3,158	$1,448	$3,696	$—	$—	$52,456
Current period gross write offs	$25	$828	$567	$147	$59	$13	$—	$—	$1,639

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$21,411	$3,717	$1,254	$—	$—	$49	$—	$—	$26,431
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$21,411	$3,717	$1,254	$—	$—	$49	$—	$—	$26,431
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$44,573	$28,211	$30,557	$9,440	$8,106	$30,649	$7,993	$5,961	$165,490
Nonperforming	—	50	—	—	—	—	—	787	837
Total	$44,573	$28,261	$30,557	$9,440	$8,106	$30,649	$7,993	$6,748	$166,327
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$106,278	$135,898	$224,633	$177,756	$128,924	$226,926	$3,238	$—	$1,003,653
Nonperforming	363	2,494	1,657	1,305	839	2,435	—	—	9,093
Total	$106,641	$138,392	$226,290	$179,061	$129,763	$229,361	$3,238	$—	$1,012,746
Current period gross write offs	$—	$—	$—	$—	$—	$79	$—	$—	$79

Residential mortgages secured by junior liens
Payment performance
Performing	$32,777	$22,256	$22,931	$11,769	$5,695	$9,465	$1,298	$—	$106,191
Nonperforming	19	40	34	123	—	16	39	—	271
Total	$32,796	$22,296	$22,965	$11,892	$5,695	$9,481	$1,337	$—	$106,462
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$10,454	$5,556	$6,898	$2,163	$5,366	$10,504	$—	$—	$40,941
Nonperforming	—	—	27	6	—	121	—	—	154
Total	$10,454	$5,556	$6,925	$2,169	$5,366	$10,625	$—	$—	$41,095
Current period gross write offs	$—	$9	$—	$41	$25	$81	$—	$—	$156

Automobile
Payment performance
Performing	$5,794	$8,504	$3,975	$1,149	$664	$809	$—	$—	$20,895
Nonperforming	—	15	47	—	4	—	—	—	66
Total	$5,794	$8,519	$4,022	$1,149	$668	$809	$—	$—	$20,961
Current period gross write offs	$22	$93	$7	$14	$6	$4	$—	$—	$146

Other consumer
Payment performance
Performing	$27,727	$13,090	$5,344	$2,432	$2,162	$2,317	$—	$—	$53,072
Nonperforming	219	368	82	67	8	5	—	—	749
Total	$27,946	$13,458	$5,426	$2,499	$2,170	$2,322	$—	$—	$53,821
Current period gross write offs	$133	$1,141	$630	$154	$24	$12	$—	$—	$2,094

	September 30, 2025	December 31, 2024
Credit card
Payment performance
Performing	$13,615	$12,981
Nonperforming	86	162
Total	$13,701	$13,143
Current period gross write offs	$312	$143

Holiday's loan portfolio, included in other consumer loans above, is summarized as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Gross other consumer	$15,467	$27,261
Less: other consumer unearned discounts	(2,046)	(4,772)
Total other consumer loans, net of unearned discounts	$13,421	$22,489

6.    LEASES

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

Leases	Classification	September 30, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$41,372	$37,764
Finance lease assets	Finance lease right-of-use assets	17,545	14,951
Finance lease assets	Premises and equipment, net (1)	89	143
Total leased assets		$59,006	$52,858

Liabilities:
Operating lease liabilities	Operating lease liabilities	$44,127	$40,315
Finance lease liabilities	Accrued interest payable and other liabilities	18,069	15,151
Total leased liabilities		$62,196	$55,466
(1) Finance lease assets are recorded net of accumulated amortization of $1.1 million as of September 30, 2025 and $1.1 million as of December 31, 2024.

The components of the Corporation's net lease expense for the three and nine months ended September 30, 2025 and 2024, respectively, were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2025	2024	2025	2024
Operating lease cost	Net occupancy expense	$941	$757	$2,518	$2,235
Variable lease cost	Net occupancy expense	93	27	178	83
Finance lease cost:
Amortization of leased assets	Net occupancy expense	146	18	430	54
Interest on lease liabilities	Interest expense - borrowed funds	242	3	700	9
Sublease income (1)	Net occupancy expense	(24)	(24)	(75)	(72)
Net lease cost		$1,398	$781	$3,751	$2,309
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of September 30, 2025:

Maturity of Lease Liabilities as of September 30, 2025	Operating Leases (1)	Finance Leases	Total
2025	$939	$260	$1,199
2026	3,654	1,042	4,696
2027	3,395	934	4,329
2028	3,369	978	4,347
2029	3,198	978	4,176
After 2029	56,943	38,134	95,077
Total lease payments	71,498	42,326	113,824
Less: Interest	27,371	24,257	51,628
Present value of lease liabilities	$44,127	$18,069	$62,196
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised.

Lease terms and discount rates related to the Corporation's lease liabilities as of September 30, 2025 and December 31, 2024 were as follows:

Lease Term and Discount Rate	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	21.0	22.8
Finance leases	34.1	34.6

Weighted-average discount rate
Operating leases	4.33%	4.22%
Finance leases	5.32%	5.24%

Other information related to the Corporation's lease liabilities as of September 30, 2025 and 2024, respectively, was as follows:

Other Information	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$983	$789

7.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at September 30, 2025:

Time deposits maturing:
2025	$333,217
2026	694,592
2027	79,606
2028	13,772
2029	10,013
Thereafter	6,390
$1,137,590

Certificates of deposits of $250 thousand or more totaled $203.4 million and $131.1 million at September 30, 2025 and December 31, 2024, respectively.

The Corporation had $261.9 million in brokered deposits as of September 30, 2025 compared to $185.0 million at December 31, 2024. In addition, the Corporation had $903.2 million and $924.6 million in reciprocal deposits at September 30, 2025 and December 31, 2024, respectively.

8.    BORROWINGS

At September 30, 2025 and December 31, 2024, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There was $10.0 million in borrowings under the line of credit at September 30, 2025 and no borrowings as of December 31, 2024.

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

Total loans pledged to the FHLB at September 30, 2025, and December 31, 2024 were $3.6 billion and $2.1 billion, respectively. The Bank could obtain advances of up to approximately $1.8 billion from the FHLB at September 30, 2025 and $1.2 billion at December 31, 2024.

At September 30, 2025 and December 31, 2024, outstanding advances from the FHLB were as follows:

	September 30, 2025	December 31, 2024
Open Repo borrowing at an interest rate of 4.47% and 4.71% at September 30, 2025 and December 31, 2024, respectfully. The maximum amount of the Open Repo borrowing available is $250,000.	$121,604	$—
Maturities range from 10/15/2025 through 12/30/2025; rates fixed at a range of 4.30% to 4.61%; weighted average rate is 4.44% as of September 30, 2025.	50,000	—
Total	$171,604	$—

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

At September 30, 2025 and December 31, 2024, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $283.6 million and $157.7 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program. At September 30, 2025, the Bank had borrowing capacity through the Federal Reserve BIC program of $208.1 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At September 30, 2025, the Bank had pledged certain qualifying loans with an unpaid principal balance of $221.8 million and securities with a carrying value of $62.5 million as collateral.

At September 30, 2025 and December 31, 2024, the Bank had no borrowings from the Federal Reserve BIC program and discount window.

Other Borrowings

At September 30, 2025 and December 31, 2024, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based upon three-month London Interbank Offered Rate ("LIBOR") plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 5.85% at September 30, 2025 and 6.17% at December 31, 2024. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve's capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve's capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.2 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

9.    RELATED PARTY TRANSACTIONS

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

Loans to principal officers, directors, and their affiliates during the three months ended September 30, 2025 were as follows:

Beginning balance	$30,087
New loans and advances	2,023
Effect of changes in composition of related parties	329
Repayments	(1,022)
Ending balance	$31,417

Loans to principal officers, directors, and their affiliates during the nine months ended September 30, 2025 were as follows:

Beginning balance	$31,689
New loans and advances	2,200
Effect of changes in composition of related parties	879
Repayments	(3,351)
Ending balance	$31,417

Deposits from directors, executive officers, and their affiliates were $16.1 million and $12.1 million at September 30, 2025 and December 31, 2024, respectively.

10.    OFF-BALANCE SHEET COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2025 and December 31, 2024, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 13, "Derivative Instruments," for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extended credit	$111,694	$499,225	$130,087	$321,677
Unused lines of credit	63,623	1,013,299	24,037	851,846
Standby letters of credit	22,095	13,557	19,301	2,797

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

Allowance for Credit Losses on Unfunded Loan Commitments

The Corporation maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans receivable, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on the Corporation's condensed consolidated statements of income. The allowance for unfunded commitments is included in other liabilities in the condensed consolidated balance sheets. Note 5, "Loans Receivable and Allowance for Credit Losses," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to the loan portfolio of the Corporation.

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning balance	$1,124	$822	$944	$759
Provision for credit losses on unfunded loan commitments (1)	1	49	181	112
Ending balance	$1,125	$871	$1,125	$871
(1) Excludes provision for credit losses related to the loan portfolio.

Investments in Small Business Investment Corporation and Community Development Entities

The Corporation makes investments in limited partnerships, including certain small business investment corporations and community development entities. Capital contributions for investments in small business companies ("SBIC") and community development entities ("CDE"), reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of September 30, 2025 and December 31, 2024 were $27.3 million and $23.5 million, respectively. Unfunded capital commitments in investments in SBICs and CDEs totaled $12.7 million and $8.0 million as of September 30, 2025 and December 31, 2024, respectively. These investments are accounted for under the equity method of accounting.

Investments in Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of September 30, 2025 and December 31, 2024 were $7.2 million and $7.3 million, respectively. The related amortization for the three and nine months ended September 30, 2025 was $360 thousand and $808 thousand, respectively, and for the three and nine months ended September 30, 2024 was $178 thousand and $533 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of September 30, 2025 and December 31, 2024 were $3.5 million and $3.7 million, respectively.

Investments in Federal and State Rehabilitation/Historic Tax Credit

From time to time, the Corporation invests in certain limited partnerships that were formed to provide certain federal and state rehabilitation/historic tax credits. The carrying value of these investments, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of both September 30, 2025 and December 31, 2024 were $4.1 million. The investments do not have any related amortization for the three and nine months ended September 30, 2025 and 2024. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of both September 30, 2025 and December 31, 2024 were $3.2 million.

Litigation

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Corporation.

11.    STOCK COMPENSATION

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

At September 30, 2025, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three and nine months ended September 30, 2025 and 2024.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders' equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $791 thousand and $1.9 million for the three and nine months ended September 30, 2025, respectively, and $471 thousand and $1.8 million for the three and nine months ended September 30, 2024, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $166 thousand and $397 thousand for the three and nine months ended September 30, 2025, respectively, and $99 thousand and $386 thousand for the three and nine months ended September 30, 2024, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended September 30, 2025 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	254,477	$22.51
Granted	1,570	22.28
Forfeited	(3,423)	22.51
Vested	(1,363)	24.01
Unvested at end of period	251,261	$22.50

A summary of changes in time-based unvested restricted stock awards for the nine months ended September 30, 2025 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	178,556	$22.37
Granted	147,132	22.82
Forfeited	(12,894)	22.41
Vested	(61,533)	22.91
Unvested at end of period	251,261	$22.50

As of September 30, 2025 and December 31, 2024, there was $4.4 million and $2.7 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2025 Stock Incentive Plan. The fair value of shares vested was $35 thousand and $1.6 million during the three and nine months ended September 30, 2025, respectively and $33 thousand and $1.4 million during the three and nine months ended September 30, 2024, respectively.

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

12.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2025 and 2024, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested time-based restricted stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$5,969	$12,878	$29,256	$36,285
Net earnings allocated to participating securities	(50)	(101)	(253)	(291)
Net earnings allocated to common stock	$5,919	$12,777	$29,003	$35,994
Distributed earnings allocated to common stock	$5,261	$3,746	$12,749	$11,036
Undistributed earnings allocated to common stock	658	9,031	16,254	24,958
Net earnings allocated to common stock	$5,919	$12,777	$29,003	$35,994
Weighted average common shares outstanding, including shares considered participating securities	27,388	20,997	23,165	20,994
Less: Average participating securities	(209)	(155)	(166)	(162)
Weighted average shares	27,179	20,842	22,999	20,832
Basic earnings per common share	$0.22	$0.61	$1.26	$1.73
Diluted earnings per common share computation:
Net earnings allocated to common stock	$5,919	$12,777	$29,003	$35,994
Weighted average common shares outstanding for basic earnings per common share	27,179	20,842	22,999	20,832
Add: Dilutive effect of stock compensation	101	70	76	64
Weighted average shares and dilutive potential common shares	27,280	20,912	23,075	20,896
Diluted earnings per common share	$0.22	$0.61	$1.26	$1.72

13.    DERIVATIVE INSTRUMENTS

As of September 30, 2025 and December 31, 2024, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

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

The Corporation pledged cash collateral to another financial institution with a balance of $1.1 million as of September 30, 2025 and $173 thousand as of December 31, 2024. This balance is included in cash and cash equivalents due from banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation's condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024:

		Fair Value
	Notional Amount	Asset		Liability
September 30, 2025	$180,819	$6,429	(a)	$6,429	(b)
December 31, 2024	$65,629	$423	(a)	$423	(b)

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

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institutions related to loans in which the Corporation is a participant in. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $44.1 million as of September 30, 2025 and $21.3 million as of December 31, 2024.

The Corporation entered into RPA swaps with other financial institutions related to loans in which the Corporation is a participant out. The RPA provides credit protection to the Corporation should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $28.8 million as of September 30, 2025 and $25.5 million as of December 31, 2024.

The fair value of the RPAs swaps was $23 thousand and $11 thousand as of September 30, 2025 and December 31, 2024, respectively, and is reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets.

14.    FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2025 and December 31, 2024:

		Fair Value Measurements at September 30, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$74,904	$49,962	$24,942	$—
States and political subdivisions	89,041	—	89,041	—
Residential and multi-family mortgage	310,827	—	310,827	—
Corporate notes and bonds	51,062	—	51,062	—
Pooled SBA	7,719	—	7,719	—
Total Securities Available-For-Sale	$533,553	$49,962	$483,591	$—
Interest Rate swaps	$6,429	$—	$6,429	$—
Equity Securities:
Corporate equity securities	$4,633	$4,633	$—	$—
Mutual funds	4,026	4,026	—	—
Money market funds	219	219	—	—
Corporate notes	1,627	—	1,627	—
Total Equity Securities	$10,505	$8,878	$1,627	$—
Liabilities:
Interest Rate Swaps	$(6,429)	$—	$(6,429)	$—

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$14,810	$14,810	$—	$—
States and political subdivisions	90,956	—	90,956	—
Residential and multi-family mortgage	318,910	—	318,910	—
Corporate notes and bonds	35,210	—	35,210	—
Pooled SBA	8,660	—	8,660	—
Total Securities Available-For-Sale	$468,546	$14,810	$453,736	$—
Interest Rate swaps	$423	$—	$423	$—
Equity Securities:
Corporate equity securities	$6,542	$6,542	$—	$—
Mutual funds	1,936	1,936	—	—
Money market funds	287	287	—	—
Corporate notes	1,691	—	1,691	—
Total Equity Securities	$10,456	$8,765	$1,691	$—
Liabilities:
Interest Rate Swaps	$(423)	$—	$(423)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2025 and December 31, 2024:

		Fair Value Measurements at September 30, 2025 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$313	$—	$—	$313
Owner-occupied, nonfarm nonresidential properties	1,417	—	—	1,417
Commercial and industrial	3,164	—	—	3,164
Other construction loans and all land development loans and other land loans	3,383	—	—	3,383
Multifamily (5 or more) residential properties	182	—	—	182
Non-owner occupied, nonfarm nonresidential	3,087	—	—	3,087
Home equity lines of credit	946	—	—	946
Residential mortgages secured by first liens	1,278	—	—	1,278

		Fair Value Measurements at December 31, 2024 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$352	$—	$—	$352
Owner-occupied, nonfarm nonresidential properties	2,531	—	—	2,531
Commercial and industrial	2,334	—	—	2,334
Other construction loans and all land development loans and other land loans	1,196	—	—	1,196
Multifamily (5 or more) residential properties	19,773	—	—	19,773
Non-owner occupied, nonfarm nonresidential	5,225	—	—	5,225
Home equity lines of credit	290	—	—	290
Residential mortgages secured by first liens	1,173	—	—	1,173

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2025:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$313	Valuation of third party appraisal on underlying collateral	Loss severity rates	43% (43%)
Owner-occupied, nonfarm nonresidential properties	1,417	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-67% (38%)
Commercial and industrial	3,164	Valuation of third party appraisal on underlying collateral	Loss severity rates	10%-100% (43%)
Other construction loans and all land development loans and other land loans	3,383	Valuation of third party appraisal on underlying collateral	Loss severity rates	38%-44% (40%)
Multifamily (5 or more) residential properties	182	Valuation of third party appraisal on underlying collateral	Loss severity rates	42% (42%)
Non-owner occupied, nonfarm nonresidential	3,087	Valuation of third party appraisal on underlying collateral	Loss severity rates	51% (51%)
Home equity lines of credit	946	Valuation of third party appraisal on underlying collateral	Loss severity rates	29%-44% (35%)
Residential Mortgages secured by first liens	1,278	Valuation of third party appraisal on underlying collateral	Loss severity rates	31%-55% (43%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2024:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$352	Valuation of third party appraisal on underlying collateral	Loss severity rates	37% (37%)
Owner-occupied, nonfarm nonresidential properties	2,531	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-44% (25%)
Commercial and industrial	2,334	Valuation of third party appraisal on underlying collateral	Loss severity rates	9%-100% (31%)
Other construction loans and all land development loans and other land loans	1,196	Valuation of third party appraisal on underlying collateral	Loss severity rates	38% (38%)
Multifamily (5 or more) residential properties	19,773	Valuation of third party appraisal on underlying collateral	Loss severity rates	10% (10%)
Non-owner occupied, nonfarm nonresidential	5,225	Valuation of third party appraisal on underlying collateral	Loss severity rates	51% (51%)
Home equity lines of credit	290	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-29% (28%)
Residential mortgages secured by first liens	1,173	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-51% (34%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2025:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$438,088	$438,088	$—	$—	$438,088
Debt securities available-for-sale	533,553	49,962	483,591	—	533,553
Debt securities held-to-maturity	249,247	58,055	177,059	—	235,114
Equity securities	10,505	8,878	1,627	—	10,505
Loans held for sale	—	—	—	—	—
Net loans receivable	6,400,512	—	—	6,257,753	6,257,753
FHLB and other restricted stock holdings and investments	60,859	n/a	n/a	n/a	n/a
Interest rate swaps	6,429	—	6,429	—	6,429
Accrued interest receivable	33,779	623	2,930	30,226	33,779
LIABILITIES
Deposits	$(6,900,267)	$(5,762,677)	$(1,135,223)	$—	$(6,897,900)
Short-term borrowings	(181,604)	—	(182,054)	—	(182,054)
Subordinated notes and debentures	(105,418)	—	(121,327)	—	(121,327)
Deposits held for sale	(92,830)	(18,238)	(74,544)	—	(92,782)
Interest rate swaps	(6,429)	—	(6,429)	—	(6,429)
Accrued interest payable	(7,942)	—	(7,942)	—	(7,942)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2024:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$443,035	$443,035	$—	$—	$443,035
Debt securities available-for-sale	468,546	14,810	453,736	—	468,546
Debt securities held-to-maturity	306,081	71,323	211,647	—	282,970
Equity securities	10,456	8,765	1,691	—	10,456
Loans held for sale	762	—	766	—	766
Net loans receivable	4,561,599	—	—	4,495,097	4,495,097
FHLB and other restricted stock holdings and investments	40,702	n/a	n/a	n/a	n/a
Interest rate swaps	423	—	423	—	423
Accrued interest receivable	24,739	385	2,766	21,588	24,739
LIABILITIES
Deposits	$(5,371,364)	$(4,648,504)	$(718,328)	$—	$(5,366,832)
Subordinated notes and debentures	(105,190)	—	(124,515)	—	(124,515)
Interest rate swaps	(423)	—	(423)	—	(423)
Accrued interest payable	(7,152)	—	(7,152)	—	(7,152)

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

15.    SEGMENT REPORTING

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

Information reported internally for performance assessment by the CODM follows, including reconciliation to the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans including fees
Interest and fees on loans	$98,092	$75,725	$245,879	$219,380
Investment Securities	10,553	7,510	30,916	22,412
Total interest and dividend income	108,645	83,235	276,795	241,792
Interest Expense:
Deposits	37,941	34,622	102,851	99,964
Borrowed funds and finance lease liabilities	3,575	1,127	6,187	3,403
Total interest expense	41,516	35,749	109,038	103,367
NET INTEREST INCOME	67,129	47,486	167,757	138,425
PROVISION FOR CREDIT LOSS EXPENSE	18,456	2,381	24,350	6,292
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	48,673	45,105	143,407	132,133
NON-INTEREST INCOME:
Service charges on deposit accounts	2,222	1,790	5,592	5,278
Other service charges and fees	480	796	1,417	2,203
Wealth and asset management fees	2,359	2,060	6,264	5,869
Net unrealized gains (losses) on equity securities	1,061	647	1,379	758
Mortgage banking	196	197	464	580
Bank owned life insurance	975	775	2,711	2,326
Card processing and interchange income	2,336	2,241	6,721	6,444
Other non-interest income	937	2,467	3,533	5,335
Total non-interest income	10,566	10,973	28,081	28,793
NON-INTEREST EXPENSES:
Salaries	15,597	13,726	42,256	40,526
Incentive	2,696	1,038	5,991	1,723
Benefits	5,046	4,808	15,004	13,786
Net occupancy expense	4,823	3,701	12,893	10,921
Amortization of core deposit intangible	780	18	813	57
Technology expense	5,485	5,417	16,325	16,062
State and local taxes	1,292	1,256	3,885	3,636
Legal, professional and examination fees	1,637	940	3,483	3,231
Advertising	754	623	1,824	1,861
FDIC insurance	940	846	2,862	2,854
Card processing and interchange expenses	1,300	1,193	3,713	3,250
Merger and integration costs	4,155	—	6,041	—
Other non-interest expenses	5,652	5,218	15,722	14,290
Total non-interest expenses	50,157	38,784	130,812	112,197
INCOME BEFORE INCOME TAXES	9,082	17,294	40,676	48,729
INCOME TAX EXPENSE	2,037	3,340	8,194	9,218
SEGMENT NET INCOME	$7,045	$13,954	$32,482	$39,511

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
CONSOLIDATED NET INCOME	$7,045	$13,954	$32,482	$39,511

Reconciliation of assets
Adjustments and reconciling items	—	—	—	—
TOTAL CONSOLIDATED ASSETS	$8,254,319	$6,014,844	$8,254,319	$6,014,844

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

The Corporation is a financial holding company registered under the BHC Act. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. The Corporation's subsidiary, the Bank, provides financial services to individuals and businesses. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow, and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie, Niagara, and Ontario. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, New River Valley, and Roanoke. ESSA Bank, a division of the Bank, operates in the Pennsylvania counties of Delaware, Chester, Lackawanna, Lehigh, Luzerne, Monroe, and Northampton. Impressia Bank, a division of the Bank, operates in the Bank's primary market areas. Although the Corporation's strategies, through the Bank, are executed based on the divisions discussed above, the Bank is a single Pennsylvania-chartered bank whereby all divisions of the Bank conduct their business on a doing business as basis.

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

The following discussion should be read in conjunction with the Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2024, included the 2024 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the full year ending December 31, 2025, or any future period.

RECENT EVENTS

During the third quarter on July 23, 2025, the Corporation completed its acquisition of ESSA Bancorp, Inc. (“ESSA”), which added total assets, net of estimated purchase accounting fair value adjustments, of $2.1 billion, comprised primarily of $1.7 billion in loans. The acquisition also added $1.5 billion in deposits to CNB Bank's funding base as the transaction added 20 offices to CNB Bank’s branch network and extended its operating footprint into the Northeastern Pennsylvania Region including the Lehigh Valley of Pennsylvania.

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

Non-GAAP measures reflected within the discussion below include:

•merger transaction related expenses, net of tax;
•Income available to common (excluding merger transaction related expenses);
•Tangible book value per common share and tangible book value per common share (excluding merger transaction related expenses);
•Tangible common equity/tangible assets and tangible common equity/tangible assets (excluding merger transaction related expenses);
•Book value per common share (excluding merger transaction related expenses);
•Efficiency ratio (fully tax-equivalent basis) and efficiency ratio (fully tax-equivalent basis and excluding merger and integration costs);
•Net interest margin (fully tax-equivalent basis) and net interest margin, excluding purchase accounting loan accretion (fully tax-equivalent basis);
•Pre-provision net revenue ("PPNR") and PPNR (excluding merger and integration costs);
•Basic and diluted earnings per share (excluding merger transaction related expenses);
•Dividend payout ratio (excluding merger transaction related expenses);
•Return on average assets (excluding merger transaction related expenses);
•Return on average equity (excluding merger transaction related expenses); and
•Return on average tangible common equity and return on average tangible common equity (excluding merger transaction related expenses)

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $438.1 million at September 30, 2025, including additional excess liquidity of $351.9 million held at the Federal Reserve, compared to $375.0 million at December 31, 2024. These excess funds, when combined with collective contingent liquidity resources of $5.8 billion including (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 4.3 times the estimated amount of adjusted uninsured deposit balances.

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

SECURITIES

AFS debt securities and equity securities combined totaled $544.1 million and $479.0 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the total balance of investments classified as HTM debt securities was $249.2 million compared to $306.1 million at December 31, 2024.

The Corporation's objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 4, "Securities," to the condensed consolidated financial statements provides more detail concerning the composition of the Corporation's securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of September 30, 2025. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	September 30, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$—	—%	$—	—%	$74,904	4.29%	$—	—%	$74,904	4.29%
State and Political Subdivisions	3,843	2.84	48,247	2.15	25,107	2.48	11,844	2.34	89,041	2.30
Residential and multi-family mortgage	32	2.30	4,778	2.78	18,637	1.71	287,380	3.65	310,827	3.52
Corporate notes and bonds	—	—	16,661	6.81	34,401	4.73	—	—	51,062	5.41
Pooled SBA	—	—	843	4.08	5,818	2.38	1,058	2.12	7,719	2.53
Total	$3,875	2.84%	$70,529	3.32%	$158,867	3.73%	$300,282	3.59%	$533,553	3.59%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of September 30, 2025:

	September 30, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$55,093	1.56%	$113,517	1.65%	$13,894	1.98%	$—	—%	$182,504	1.65%
Residential and multi-family mortgage	—	—	183	2.95	3,754	2.87	62,806	2.66	66,743	2.67
Total	$55,093	1.56%	$113,700	1.65%	$17,648	2.17%	$62,806	2.66%	$249,247	1.92%

The following table summarizes the weighted average modified duration of AFS securities as of September 30, 2025:

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	6.66
State and Political Subdivisions	4.43
Residential and multi-family mortgage	3.21
Corporate notes and bonds	3.92
Pooled SBA	2.13
Total	3.95

The following table summarizes the weighted average modified duration of securities HTM as of September 30, 2025:

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	1.94
Residential and multi-family mortgage	4.79
Total	2.71

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders' equity other than U.S. government sponsored entities.

The Corporation’s securities portfolio serves as a source of liquidity, provides collateral for pledging requirements, and generates interest income. The Corporation monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through meetings of the Asset/Liability Committee ("ALCO"). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, a sufficient level of liquidity is maintained to satisfy depositor requirements and various credit needs of the Corporation's customers.

LOANS RECEIVABLE

Note 5, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides more detail concerning the loan portfolio of the Corporation.

Excluding $71.9 million of syndicated loan balances, total loans were $6.4 billion as of September 30, 2025. Excluding $1.7 billion in loans acquired through the Merger, net of estimated purchase accounting fair value adjustments, organic loan growth was $216.2 million, or 4.77% year to date increase (6.38% annualized), from December 31, 2024. The increase in loans for the nine months ended September 30, 2025 compared to December 31, 2024 was primarily driven by growth in the Ridge View Bank and BankOnBuffalo markets, and the legacy CNB market, as well as in CNB Bank's Private Banking division.

At September 30, 2025, the Corporation's condensed consolidated balance sheet reflected a decrease in syndicated lending balances of $8.0 million compared to December 31, 2024, primarily resulting from scheduled paydowns of certain syndicated loans. The syndicated loan portfolio totaled $71.9 million, or 1.11% of total loans, at September 30, 2025, compared to $79.9 million, or 1.73% of total loans at December 31, 2024. The Corporation closely manages the level and composition of its syndicated loan portfolio to ensure it continues to provide strong credit quality, profitable use of excess liquidity, and complement the Corporation’s loan growth from its in-market customer relationships.

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

At September 30, 2025, the Corporation had the following key metrics related to its office, hospitality and multifamily portfolios:

•Commercial office loans:
◦There were 154 outstanding loans, totaling $154.2 million, or 2.38% of total Corporation loans outstanding;
◦There were no nonaccrual commercial office loans;
◦There were no past-due commercial office loans;
◦The average outstanding balance per commercial office loan was $1.0 million; and
◦Included in the above commercial office loan metrics were 40 outstanding loans, totaling $44.1million acquired from the Merger.

•Commercial hospitality loans:
◦There were 159 outstanding loans, totaling $332.5 million, or 5.14% of total Corporation loans outstanding;
◦There were no nonaccrual commercial hospitality loans;
◦There were no past-due commercial hospitality loans;
◦The average outstanding balance per commercial hospitality loan was $2.1 million; and
◦Included in the above commercial hospitality loan metrics were nine outstanding loans, totaling $18.3 million acquired from the Merger.

•Commercial multifamily loans:
◦There were 378 outstanding loans, totaling $639.7 million, or 9.89% of total Corporation loans outstanding;
◦There were four nonaccrual commercial multifamily loans that totaled $2.7 million, or 0.43% of total multifamily loans outstanding;
◦There were two past-due commercial multifamily loans that totaled $2.4 million, or 0.38% of total multifamily loans outstanding;
◦The average outstanding balance per commercial multifamily loan was $1.7 million; and
◦Included in the above commercial multifamily loan metrics were 161 outstanding loans, totaling $226.4 million acquired from the Merger. In addition, there were three nonaccrual loans that totaled $2.5 million and two past-due loans that totaled $2.4 million.

The following table summarizes the geographic region (based upon metropolitan statistical areas) in which the commercial office, hospitality and multifamily loans were originated as of September 30, 2025:

September 30, 2025
Commercial Office
Geographic Region:
Buffalo, NY	23.46%
Cleveland, OH	21.29
Allentown-Bethlehem-Easton, PA	7.84
Cincinnati, OH	7.10
Erie-Meadville, PA	4.04
All other geographical regions	36.27
Total Commercial Office	100.00%

Commercial Hospitality
Geographic Region:
Buffalo, NY	19.01%
Pittsburgh, PA	16.38
Columbus, OH	13.44
Cleveland, OH	9.12
Erie-Meadville, PA	5.50
All other geographical regions	36.55
Total Commercial Hospitality	100.00%

Commercial Multifamily
Geographic Region:
Cleveland, OH	23.78%
Buffalo, NY	17.33
Philadelphia, PA	13.65
Allentown-Bethlehem-Easton, PA	13.37
Columbus, OH	9.74
All other geographical regions	22.13
Total Commercial Multifamily	100.00%

As of September 30, 2025, the Corporation had no commercial office, hospitality or multifamily loan relationships considered by the banking regulators to be high volatility commercial real estate ("HVCRE") credits.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at September 30, 2025. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	September 30, 2025
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$869	$2,327	$5,357	$—	$8,553
Owner-occupied, nonfarm nonresidential properties	28,375	43,095	38,298	2,057	111,825
Agricultural production and other loans to farmers	36	33	—	8	77
Loans to depository institutions	—	—	—	—	—
Commercial and Industrial	62,614	155,158	85,990	23,838	327,600
Obligations (other than securities and leases) of states and political subdivisions	9,355	14,306	90,058	11,073	124,792
Other loans	2	826	3,032	32,846	36,706
Other construction loans and all land development and other land loans (1)	48,718	36,540	7,840	13,654	106,752
Multifamily (5 or more) residential properties	75,426	169,041	16,708	—	261,175
Non-owner occupied, nonfarm nonresidential properties	92,633	241,145	118,673	902	453,353
1-4 Family Construction (1)	7,973	5,892	—	10,175	24,040
Home equity lines of credit	1	147	405	20,223	20,776
Residential Mortgages secured by first liens	5,530	66,095	330,895	579,662	982,182
Residential Mortgages secured by junior liens	416	10,245	83,176	25,380	119,217
Other revolving credit plans	3	8	9	—	20
Automobile	793	13,628	4,038	—	18,459
Other consumer	11,776	22,364	8,857	9,021	52,018
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$344,520	$780,850	$793,336	$728,839	$2,647,545

Loans Receivable with Variable or Floating Interest Rate
Farmland	$3,891	$690	$7,728	$7,562	$19,871
Owner-occupied, nonfarm nonresidential properties	21,273	99,656	340,208	66,198	527,335
Agricultural production and other loans to farmers	656	28	5,258	—	5,942
Loans to depository institutions	—	7,376	—	—	7,376
Commercial and Industrial	304,998	68,748	59,638	1,752	435,136
Obligations (other than securities and leases) of states and political subdivisions	3,901	3,205	13,561	31,664	52,331
Other loans	3,986	856	7,579	—	12,421
Other construction loans and all land development and other land loans (1)	111,932	104,140	39,167	21,282	276,521
Multifamily (5 or more) residential properties	82,630	75,582	298,424	7,120	463,756
Non-owner occupied, nonfarm nonresidential properties	126,911	298,035	483,280	48,058	956,284
1-4 Family Construction (1)	15,998	2,338	854	4,401	23,591
Home equity lines of credit	14,030	8,820	40,794	146,020	209,664
Residential Mortgages secured by first liens	17,300	32,589	147,300	554,142	751,331
Residential Mortgages secured by junior liens	1,471	1,001	16,713	1,381	20,566
Other revolving credit plans	6,732	2,689	32,772	1,453	43,646
Automobile	—	—	—	—	—
Other consumer	213	119	25	81	438
Credit cards	13,701	—	—	—	13,701
Overdrafts	741	—	—	—	741
Total	$730,364	$705,872	$1,493,301	$891,114	$3,820,651
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At September 30, 2025, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Nonaccrual loans	$36,013	$56,323
Accrual loans greater than 90 days past due	86	653
Total nonperforming loans	36,099	56,976
Other real estate owned	4,254	2,509
Total nonperforming assets	$40,353	$59,485
Total loans receivable	$6,468,196	$4,608,956
Nonaccrual loans as a percentage of total loans receivable	0.56%	1.22%
Total assets	$8,254,319	$6,192,010
Nonperforming assets as a percentage of total assets	0.49%	0.96%
Allowance for credit losses on loans receivable	$67,684	$47,357
Allowance for credit losses / Total loans	1.05%	1.03%
Ratio of allowance for credit losses to nonaccrual loans	187.94%	84.08%

Total nonperforming assets were $40.4 million, or 0.49% of total assets, as of September 30, 2025, compared to $59.5 million, or 0.96% of total assets, as of December 31, 2024. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 187.94% at September 30, 2025, compared to 84.08% at December 31, 2024. The decrease in nonperforming assets for the nine months ended September 30, 2025, compared to December 31, 2024 was primarily due to paydowns to workout-related efforts on two larger nonaccrual loan relationships, and resulting charge-offs on these workouts and other smaller problem loans. The most significant charge-offs during the nine months ended September 30, 2025 were $1.5 million for an owner-occupied commercial real estate relationship (balance of approximately $3.8 million with a specific reserve balance of $1.4 million) and a $1.1 million charge-off of a multifamily commercial real estate loan (balance of approximately $20.3 million with a specific reserve balance of $885 thousand).

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

ALLOWANCE FOR CREDIT LOSSES

The amount of each allowance for credit losses account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant internal and external factors. While management utilizes its best judgment and information available, the ultimate adequacy of the Corporation's allowance for credit losses account is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolios, the economy, changes in interest rates, and the view of the regulatory authorities toward classification of assets. The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. For additional information regarding the Corporation's accounting policies related to credit losses, refer to Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements in the 2024 Form 10-K and Note 5, "Loans Receivable and Allowance for Credit Losses," to these condensed consolidated financial statements elsewhere in this report.

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at September 30, 2025 and December 31, 2024; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	September 30, 2025
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$157	0.44%	$28,424	0.55%
Owner-occupied, nonfarm nonresidential properties	6,704	9.88	639,160	1.05
Agricultural production and other loans to farmers	37	0.09	6,019	0.61
Loans to depository institutions	60	0.11	7,376	0.81
Commercial and Industrial	9,018	11.79	762,736	1.18
Obligations (other than securities and leases) of states and political subdivisions	1,995	2.74	177,123	1.13
Other loans	466	0.76	49,127	0.95
Other construction loans and all land development and other land loans	3,815	5.93	383,273	1.00
Multifamily (5 or more) residential properties	4,454	11.21	724,931	0.61
Non-owner occupied, nonfarm nonresidential properties	13,734	21.79	1,409,637	0.97
1-4 Family Construction	412	0.74	47,631	0.86
Home equity lines of credit	2,071	3.56	230,440	0.90
Residential Mortgages secured by first liens	17,760	26.80	1,733,513	1.02
Residential Mortgages secured by junior liens	1,777	2.16	139,783	1.27
Other revolving credit plans	1,070	0.68	43,666	2.45
Automobile	223	0.29	18,459	1.21
Other consumer	3,046	0.81	52,456	5.81
Credit cards	144	0.21	13,701	1.05
Overdrafts	741	0.01	741	100.00
Total	$67,684	100.00%	$6,468,196	1.05%

	December 31, 2024
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$167	0.67%	$31,099	0.54%
Owner-occupied, nonfarm nonresidential properties	5,696	11.18	515,208	1.11
Agricultural production and other loans to farmers	37	0.14	6,492	0.57
Commercial and Industrial	7,759	15.60	718,775	1.08
Obligations (other than securities and leases) of states and political subdivisions	1,369	3.05	140,430	0.97
Other loans	329	0.61	28,110	1.17
Other construction loans and all land development and other land loans	2,571	6.14	282,912	0.91
Multifamily (5 or more) residential properties	2,969	8.92	411,146	0.72
Non-owner occupied, nonfarm nonresidential properties	10,110	22.42	1,033,541	0.98
1-4 Family Construction	198	0.57	26,431	0.75
Home equity lines of credit	1,340	3.61	166,327	0.81
Residential Mortgages secured by first liens	8,958	21.97	1,012,746	0.88
Residential Mortgages secured by junior liens	1,343	2.31	106,462	1.26
Other revolving credit plans	960	0.89	41,095	2.34
Automobile	275	0.45	20,961	1.31
Other consumer	2,892	1.17	53,821	5.37
Credit cards	127	0.29	13,143	0.97
Overdrafts	257	0.01	257	100.00
Total	$47,357	100.00%	$4,608,956	1.03%
The allowance for credit losses measured as a percentage of total loans receivable was 1.05% as of September 30, 2025 and 1.03% as of December 31, 2024.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the nine months ended September 30, 2025, the allowance for credit losses increased $20.3 million, primarily driven by the Merger and the $1.9 million in PCD allowance and $16.4 million in non-PCD allowance established on acquisition date, coupled with growth in the Corporation's loan portfolio. Significant uncertainty persists regarding the domestic and global economy due to changes to U.S. tariffs and corresponding policy changes by U.S. trading partners, continued elevated interest rates, fluctuating levels of consumer confidence, and geopolitical conflicts. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 5, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of September 30, 2025 and December 31, 2024.

Additional information related to provision for credit loss expense and net charge-offs and recoveries for the three months ended September 30, 2025 and 2024 is presented in the tables below.

	Three Months Ended September 30, 2025
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$—	$—	$28,874	—%
Owner-occupied, nonfarm nonresidential properties	1,825	—	632,173	—
Agricultural production and other loans to farmers	—	—	6,279	—
Loans to depository institutions	60	—	5,594	—
Commercial and Industrial	586	(155)	746,181	(0.08)
Obligations (other than securities and leases) of states and political subdivisions	573	—	174,615	—
Other loans	52	—	49,026	—
Other construction loans and all land development and other land loans	636	—	366,851	—
Multifamily (5 or more) residential properties	1,799	—	625,509	—
Non-owner occupied, nonfarm nonresidential properties	3,051	—	1,277,031	—
1-4 Family Construction	285	—	39,440	—
Home equity lines of credit	396	(70)	212,063	(0.13)
Residential Mortgages secured by first liens	7,569	(11)	1,546,066	—
Residential Mortgages secured by junior liens	201	—	134,386	—
Other revolving credit plans	85	(47)	42,523	(0.44)
Automobile	(4)	(20)	18,524	(0.43)
Other consumer	528	(426)	51,258	(3.30)
Credit cards	165	(166)	14,861	(4.43)
Overdrafts	648	(62)	187	(131.54)
Total	$18,455	$(957)	$5,971,441	(0.06)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Nine Months Ended September 30, 2025
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(10)	$—	$29,966	—%
Owner-occupied, nonfarm nonresidential properties	2,143	(1,487)	567,534	(0.35)
Loans to depository institutions	—	—	6,448	—
Agricultural production and other loans to farmers	60	—	1,885	—
Commercial and Industrial	1,894	(879)	733,390	(0.16)
Obligations (other than securities and leases) of states and political subdivisions	532	—	152,693	—
Other loans	137	—	36,272	—
Other construction loans and all land development and other land loans	800	—	312,249	—
Multifamily (5 or more) residential properties	2,507	(1,072)	488,792	(0.29)
Non-owner occupied, nonfarm nonresidential properties	3,330	—	1,101,535	—
1-4 Family Construction	187	—	25,766	—
Home equity lines of credit	783	(60)	189,478	(0.04)
Residential Mortgages secured by first liens	8,514	(52)	1,193,490	(0.01)
Residential Mortgages secured by junior liens	430	—	116,813	—
Other revolving credit plans	179	(69)	39,717	(0.23)
Automobile	(27)	(25)	19,377	(0.17)
Other consumer	1,721	(1,567)	51,589	(4.06)
Credit cards	291	(274)	14,866	(2.46)
Overdrafts	698	(214)	202	(141.64)
Total	$24,169	$(5,699)	$5,082,062	(0.15)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

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
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

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
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Provision for credit losses was $18.5 million and $24.4 million for the three and nine months ended September 30, 2025, compared to $2.4 million and $6.3 million for the three and nine months ended September 30, 2024, respectively. The increase in provision for credit losses was primarily due to a $16.4 million reserve established for non-PCD loans acquired in the Merger, coupled with the impacts of higher loan portfolio growth and lower loan net charge-offs. In addition, included in the provision for credit losses for the three and nine months ended September 30, 2025 was a provision of $1 thousand and $181 thousand, respectively, related to the allowance for unfunded commitments compared to $49 thousand and $112 thousand provision, related to the allowance for unfunded commitments for the three and nine months ended September 30, 2024, respectively.

DEPOSITS

The Corporation's sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	September 30, 2025	Percent of Deposits in Each Category to Total Deposits	December 31, 2024	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2025 vs. 2024
Demand, noninterest-bearing	$1,105,414	16.0%	$819,680	15.2%	34.9%
Demand, interest-bearing	970,752	14.1	706,796	13.2	37.3
Savings deposits	3,686,511	53.4	3,122,028	58.1	18.1
Time deposits	1,137,590	16.5	722,860	13.5	57.4
Total deposits	$6,900,267	100.0%	$5,371,364	100.0%	28.5%

At September 30, 2025, total deposits were $6.9 billion, reflecting an increase of $1.5 billion, or 28.46%, from December 31, 2024. Excluding $1.5 billion in deposits acquired in the Merger, the year to date increase in deposit balances was primarily attributable to retail account growth, including time deposits, as well as higher Treasury Management-sourced business and municipal deposits.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended September 30,
	2025		2024
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$1,078,091	—%	$795,771	—%
Demand, interest-bearing	913,337	1.00	682,690	0.86
Savings deposits	3,501,326	2.86	3,076,351	3.55
Time deposits	1,062,394	3.90	560,565	4.03
Total	$6,555,148		$5,115,377

	Nine Months Ended September 30,
	2025		2024
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$909,597	—%	$764,770	—%
Demand, interest-bearing	776,145	0.95	711,911	0.75
Savings deposits	3,248,202	2.98	3,046,518	3.53
Time deposits	849,122	3.93	531,818	3.87
Total	$5,783,066		$5,055,017

The following table presents additional information about our September 30, 2025 and December 31, 2024 deposits:

	September 30, 2025	December 31, 2024
Time deposits not covered by deposit insurance	$86,352	$58,330
Total deposits not covered by deposit insurance	2,079,586	1,516,839

At September 30, 2025, the total estimated uninsured deposits for the Bank were approximately $2.1 billion, or approximately 30.02% of total Bank deposits. However, when excluding $23.4 million of affiliate company deposits and $734.1 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $1.4 billion, or approximately 20.55% of total Bank deposits as of September 30, 2025.

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

Scheduled maturities of time deposits not covered by deposit insurance at September 30, 2025 were as follows:

September 30, 2025
3 months or less	$38,967
Over 3 through 6 months	21,663
Over 6 through 12 months	15,565
Over 12 months	10,157
Total	$86,352

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

The Corporation's expected material cash requirements for the twelve months ended September 30, 2026 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses, and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as by maintaining access to wholesale funding sources.

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

At September 30, 2025, the Corporation's cash and cash equivalents position was approximately $438.1 million, including liquidity of $351.9 million held at the Federal Reserve. These excess funds, when combined with $5.8 billion in (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 4.3 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of September 30, 2025:

Net Available
FHLB borrowing capacity (1)	$1,849,185
Federal Reserve borrowing capacity (2)	347,773
Brokered deposits (3)	2,557,986
Other third-party funding channels (3) (4)	1,076,821
Total net available liquidity and borrowing capacity	$5,831,765
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window and BIC program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of September 30, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business, the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to condensed consolidated financial statements elsewhere in this report for the expected timing of such payments as of September 30, 2025. The Corporation's material contractual obligations as of September 30, 2025 consisted of (i) long-term borrowings - Note 8, "Borrowings," (ii) operating leases - Note 6, "Leases," (iii) time deposits with stated maturity dates - Note 7, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 10, "Off-Balance Sheet Commitments and Contingencies."

Shareholders' Equity, Capital Ratios and Metrics

As of September 30, 2025, the Corporation's total shareholders' equity was $844.2 million, representing an increase of $233.5 million, or 38.23%, from December 31, 2024, primarily due to an increase in additional paid in capital related to the Merger of $202.6 million, a decrease in accumulated other comprehensive loss, primarily from the after-tax impact of temporary unrealized valuation changes in the Corporation's available-for-sale investment portfolio, and growth in earnings, partially offset by the payment of common and preferred stock dividends to shareholders.

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

As of September 30, 2025, all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation's capital ratios and book value per common share at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Total risk-based ratio	13.97%	16.16%
Tier 1 risk-based ratio	11.67%	13.41%
Common equity tier 1 ratio	10.48%	11.76%
Tier 1 leverage ratio	9.34%	10.43%
Common shareholders' equity/total assets	9.53%	8.93%
Tangible common equity/tangible assets (1)	8.10%	8.28%
Tangible common equity/tangible assets (excluding merger transaction related expenses) (1)	8.32%	8.28%
Book value per common share	$26.68	$26.34
Book value per common share (excluding merger transaction related expenses) (1)	$27.30	$26.34
Tangible book value per common share (1)	$22.32	$24.24
Tangible book value per common share (excluding merger transaction related expenses) (1)	$22.94	$24.24
(1) Tangible common equity, tangible assets, book value per common share (excluding merger transaction related expenses), and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets and preferred equity from the calculation of shareholders' equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

At September 30, 2025, the Corporation's pre-tax net unrealized losses on the combined portfolios of available-for-sale and held-to-maturity securities totaled approximately $49.8 million, or 5.90% of total shareholders' equity, compared to $74.8 million, or 12.25% of total shareholders' equity at December 31, 2024. The change in unrealized losses was primarily due to changes in the yield curve during the first three quarters of 2025 compared to 2024, coupled with the Corporation's scheduled bond maturities, which were all realized at par. Importantly, all regulatory capital ratios for the Corporation would exceed regulatory "well-capitalized" levels as of both September 30, 2025 and December 31, 2024 if the net unrealized losses at the respective dates were fully recognized.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

The loans receivable categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans receivable. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. See Note 5, "Loans Receivable and Allowance for Credit Losses," for more information about pooling of loans receivable for the allowance for credit losses.

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended September 30, 2025 and 2024:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	September 30, 2025			September 30, 2024
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$797,866	2.92%	$6,151	$690,098	2.14%	$3,980
Tax-exempt (1) (2) (4)	24,531	2.62	174	25,368	2.57	178
Equity securities (1) (2)	21,044	1.79	95	7,111	5.71	102
Total securities (4)	843,441	2.89	6,420	722,577	2.19	4,260
Loans receivable:
Commercial (2) (3)	1,642,742	6.98	28,921	1,457,192	7.02	25,708
Commercial & residential mortgages and loans held for sale (2) (3)	4,201,346	6.21	65,752	2,947,787	6.25	46,278
Consumer (3)	127,353	11.53	3,701	131,723	11.93	3,950
Total loans receivable (3)	5,971,441	6.54	98,374	4,536,702	6.66	75,936
Interest-bearing deposits with the Federal Reserve and other financial institutions	394,484	4.19	4,165	244,553	5.33	3,279
Total earning assets	7,209,366	5.96	$108,959	5,503,832	5.98	$83,475
Noninterest-bearing assets:
Cash and cash equivalents due from banks	77,224			58,472
Premises and equipment	145,087			118,404
Other assets	414,410			272,377
Allowance for credit losses	(62,092)			(45,970)
Total non interest-bearing assets	574,629			403,283
TOTAL ASSETS	$7,783,995			$5,907,115
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand—interest-bearing	$913,337	1.00%	$2,291	$682,690	0.86%	$1,477
Savings	3,501,326	2.86	25,200	3,076,351	3.55	27,461
Time	1,062,394	3.90	10,450	560,565	4.03	5,684
Total interest-bearing deposits	5,477,057	2.75	37,941	4,319,606	3.19	34,622
Short-term borrowings	218,871	4.08	2,251	—	0.00	—
Finance lease liabilities	18,079	5.49	250	236	5.06	3
Subordinated notes and debentures	105,380	4.04	1,074	105,077	4.26	1,124
Total interest-bearing liabilities	5,819,387	2.83	$41,516	4,424,919	3.21	$35,749
Demand—noninterest-bearing	1,078,091			795,771
Other liabilities	109,541			88,441
Total liabilities	7,007,019			5,309,131
Shareholders' equity	776,976			597,984
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,783,995			$5,907,115
Interest income/Earning assets		5.96%	$108,959		5.98%	$83,475
Interest expense/Interest-bearing liabilities		2.83	41,516		3.21	35,749
Net interest spread		3.13%	$67,443		2.77%	$47,726
Interest income/Earning assets		5.96%	$108,959		5.98%	$83,475
Interest expense/Earning assets		2.27	41,516		2.56	35,749
Net interest margin (fully tax-equivalent)		3.69%	$67,443		3.42%	$47,726
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended September 30, 2025 and 2024 was $314 thousand and $240 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended September 30, 2025 and 2024 was $(39.1) million and $(51.1) million, respectively.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Nine Months Ended,
	September 30, 2025			September 30, 2024
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$778,262	2.82%	$17,308	$696,259	2.06%	$11,572
Tax-exempt (1) (2) (4)	24,709	2.64	528	26,063	2.58	547
Equity securities (1) (2)	12,079	3.38	305	6,951	5.69	296
Total securities (4)	815,050	2.83	18,141	729,273	2.11	12,415
Loans receivable:
Commercial (2) (3)	1,528,188	6.82	77,954	1,434,545	6.92	74,360
Commercial & residential mortgages and loans held for sale (2) (3)	3,428,123	6.15	157,620	2,905,301	6.16	134,012
Consumer (3)	125,751	11.75	11,047	129,475	11.96	11,591
Total loans receivable (3)	5,082,062	6.49	246,621	4,469,321	6.57	219,963
Interest-bearing deposits with the Federal Reserve and other financial institutions	384,762	4.47	12,871	241,551	5.58	10,085
Total earning assets	6,281,874	5.87	$277,633	5,440,145	5.89	$242,463
Noninterest-bearing assets:
Cash and cash equivalents due from banks	64,701			55,243
Premises and equipment	134,523			113,629
Other assets	323,544			267,797
Allowance for credit losses	(52,181)			(45,812)
Total non interest-bearing assets	470,587			390,857
TOTAL ASSETS	$6,752,461			$5,831,002
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand—interest-bearing	$776,145	0.95%	$5,537	$711,911	0.75%	$4,014
Savings	3,248,202	2.98	72,326	3,046,518	3.53	80,536
Time	849,122	3.93	24,988	531,818	3.87	15,414
Total interest-bearing deposits	4,873,469	2.82	102,851	4,290,247	3.11	99,964
Short-term borrowings	73,785	4.08	2,251	—	0.00	—
Finance lease liabilities	16,704	5.67	708	259	4.64	9
Subordinated notes and debentures	105,304	4.10	3,228	105,001	4.32	3,394
Total interest-bearing liabilities	5,069,262	2.88	$109,038	4,395,507	3.14	$103,367
Demand—noninterest-bearing	909,597			764,770
Other liabilities	97,544			84,708
Total liabilities	6,076,403			5,244,985
Shareholders' equity	676,058			586,017
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,752,461			$5,831,002
Interest income/Earning assets		5.87%	$277,633		5.89%	$242,463
Interest expense/Interest-bearing liabilities		2.88	109,038		3.14	103,367
Net interest spread		2.99%	$168,595		2.75%	$139,096
Interest income/Earning assets		5.87%	$277,633		5.89%	$242,463
Interest expense/Earning assets		2.31	109,038		2.51	103,367
Net interest margin (fully tax-equivalent)		3.56%	$168,595		3.38%	$139,096
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the nine months ended September 30, 2025 and 2024 was $838 thousand and $671 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the nine months ended September 30, 2025 and 2024 was $(43.2) million and $(55.1) million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended September 30, 2025 and 2024:

Net Interest Income Rate-Volume Variance	For Three Months Ended September 30, 2025 over (under) September 30, 2024 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$602	$1,569	$2,171
Tax-exempt (2)	(7)	3	(4)
Equity securities (2)	201	(208)	(7)
Total securities	796	1,364	2,160
Loans receivable:
Commercial (2)	3,379	(166)	3,213
Mortgage (2) (3)	19,898	(424)	19,474
Consumer	(121)	(128)	(249)
Total loans receivable	23,156	(718)	22,438
Other earning assets	2,020	(1,134)	886
Total Earning Assets	$25,972	$(488)	$25,484

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand – interest-bearing	$492	$322	$814
Savings	3,828	(6,089)	(2,261)
Time	5,114	(348)	4,766
Total interest-bearing deposits	9,434	(6,115)	3,319
Short-Term Borrowings	—	2,251	2,251
Finance lease liabilities	227	20	247
Subordinated debentures	8	(58)	(50)
Total Interest-Bearing Liabilities	$9,669	$(3,902)	$5,767

Change in Net Interest Income	$16,303	$3,414	$19,717
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 21% for the three months ended September 30, 2025 and September 30, 2024.
(3) Includes loans held for sale.

The following table presents the change in net interest income for the nine months ended September 30, 2025 and 2024:

Net Interest Income Rate-Volume Variance	For Nine Months Ended September 30, 2025 over (under) September 30, 2024 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$1,312	$4,424	$5,736
Tax-exempt (2)	(30)	11	(19)
Equity securities (2)	218	(209)	9
Total securities	1,500	4,226	5,726
Loans receivable:
Commercial (2)	4,737	(1,143)	3,594
Mortgage (2) (3)	23,864	(256)	23,608
Consumer	(346)	(198)	(544)
Total loans receivable	28,255	(1,597)	26,658
Other earning assets	5,980	(3,194)	2,786
Total Earning Assets	$35,735	$(565)	$35,170

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand – interest-bearing	$362	$1,161	$1,523
Savings	5,152	(13,362)	(8,210)
Time	9,193	381	9,574
Total interest-bearing deposits	14,707	(11,820)	2,887
Short-Term Borrowings	(1)	2,252	2,251
Finance lease liabilities	570	129	699
Subordinated debentures	7	(173)	(166)
Total Interest-Bearing Liabilities	$15,283	$(9,612)	$5,671

Change in Net Interest Income	$20,452	$9,047	$29,499
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 21% for the nine months ended September 30, 2025 and September 30, 2024.
(3) Includes loans held for sale.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2025 and 2024

OVERVIEW

Net income available to common shareholders ("earnings") was $6.0 million, or $0.22 per diluted share, for the three months ended September 30, 2025. Excluding after-tax merger and integration costs and the day-one reserve established for non-Purchase Credit Deteriorated ("non-PCD") loans ("merger transaction related expenses"), adjusted earnings were $22.5 million, or $0.82 per diluted share, for the three months ended September 30, 2025. The Corporation's earnings for the three months ended September 30, 2024 were $12.9 million, or $0.61 per diluted share. Excluding merger transaction related expenses, the increase in diluted earnings per share comparing the three months ended September 30, 2025 to the three months ended September 30, 2024 was due primarily to higher net interest income, partially offset by an incresae in non-interest expense.

Annualized return on average equity was 3.60% for the three months ended September 30, 2025. Excluding after-tax merger transaction related expenses, annualized return on average equity was 12.05% for the three months ended September 30, 2025, compared to 9.28% for the three months ended September 30, 2024. Annualized return on average tangible common equity, a non-GAAP measure, was 3.87% for the three months ended September 30, 2025. Excluding after-tax merger transaction related expenses, annualized return on average tangible common equity was 14.62% for the three months ended September 30, 2025, compared to 10.33% for the three months ended September 30, 2024.

The Corporation's efficiency ratio was 64.56% for the three months ended September 30, 2025. Excluding merger and integration costs, the efficiency ratio on fully tax-equivalent basis, a non-GAAP measure, was 57.67% for the three months ended September 30, 2025, compared to 65.58% for the three months ended September 30, 2024.

NET INTEREST INCOME

Net interest income was $67.1 million for the three months ended September 30, 2025, compared to $47.5 million for the three months ended September 30, 2024. When comparing the third quarter of 2025 to the third quarter of 2024, the increase in net interest income of $19.6 million, or 41.26%, was primarily due to the Merger, including $3.4 million in purchase accounting loan accretion, coupled with organic loan growth and the Corporation's targeted interest-bearing deposit rate decreases. This accretion reflects the recognition of fair value marks on acquired loans, which are accreted into interest income over the expected life of the assets.

Net interest margin was 3.69% and 3.43% for the three months ended September 30, 2025 and September 30, 2024, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.69% and 3.42% for the three months ended September 30, 2025 and September 30, 2024, respectively.

The yield on earning assets of 5.96% for the three months ended September 30, 2025 decreased 2 basis points compared to September 30, 2024.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $18.5 million and $2.4 million for the three months ended September 30, 2025 and September 30, 2024, respectively. The $16.1 million increase in the provision expense for the third quarter of 2025 compared to the third quarter of 2024 was primarily driven by a $16.4 million reserve established for non-PCD loans acquired in the Merger, coupled with the impacts of higher loan portfolio growth and lower loan net charge-offs.

Management believes the charges to the provision for credit losses for the three months ended September 30, 2025 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at September 30, 2025.

NON-INTEREST INCOME

Total non-interest income was $10.6 million for the three months ended September 30, 2025, including $391 thousand attributable to ESSA, compared to $11.0 million for the three months ended September 30, 2024. The decrease year-over-year in non-interest income was primarily due to lower pass-through income from small business investment companies ("SBICs"), partially offset by increases in wealth and asset management fees, service charges on deposits and net realized gains on available-for-sale securities.

NON-INTEREST EXPENSE

For the three months ended September 30, 2025, total non-interest expense was $50.2 million, compared to $38.8 million for the three months ended September 30, 2024. Excluding merger and integration costs, total non-interest expense for the three months ended September 30, 2025 was $46.0 million compared to $38.8 million for the three months ended September 30, 2024. Excluding merger and integration costs, the $7.2 million increase in non-interest expense compared to the three months ended September 30, 2024 was primarily driven by higher salaries and benefits, reflecting staffing additions from the Merger, as well as increased incentive compensation accruals and health insurance costs. Additionally, card processing and interchange expenses increased, largely due to changes made to the Corporation's cardholder rewards program during the second quarter of 2024 and other non-interest expenses also increased, primarily due to higher business development activity.

INCOME TAX EXPENSE

Income tax expense was $2.0 million, representing a 22.43% effective tax rate, compared to $3.3 million, representing a 19.31% effective tax rate for the three months ended September 30, 2025 and 2024, respectively.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2025 and 2024

OVERVIEW

Earnings were $29.3 million, or $1.26 per diluted share, for the nine months ended September 30, 2025. Excluding after-tax merger transaction related expenses, adjusted earnings were $47.6 million, or $2.05 per diluted share, for the nine months ended September 30, 2025, compared to earnings of $36.3 million, or $1.72 per diluted share, for the nine months ended September 30, 2024. The year-to-date increase of $11.3 million, or 31.13%, and $0.33 per diluted share, or 19.19%, was primarily the result of an increase in net interest income, partially offset by a decrease in non-interest expense.

Annualized return on average equity was 6.42% for the nine months ended September 30, 2025. Excluding after-tax merger transaction related expenses, annualized return on average equity was 10.05% for the nine months ended September 30, 2025 compared to 9.01% for the nine months ended September 30, 2024. Annualized return on average tangible common equity, a non-GAAP measure, was 7.08% for the nine months ended September 30, 2025. Excluding after-tax merger transaction related expenses, annualized return on average tangible common equity was 11.51% for the nine months ended September 30, 2025, compared to 10.01% for the nine months ended September 30, 2024.

The Corporation's efficiency ratio was 66.80% for the nine months ended September 30, 2025, and 65.74% on a fully tax-equivalent basis, a non-GAAP measure. Excluding merger and integration costs, the efficiency ratio on a fully tax-equivalent basis, a non-GAAP measure, was 62.68%, compared to 66.34% for the nine months ended September 30, 2024. The year-over-year decrease was primarily driven by higher net interest income, partially offset by higher non-interest expense.

NET INTEREST INCOME

Net interest income was $167.8 million for the nine months ended September 30, 2025, compared to $138.4 million for the nine months ended September 30, 2024. The increase in net interest income of $29.3 million, or 21.19% (28.33% annualized), was due to investment and loan growth, coupled with the ESSA acquisition, including $3.4 million in purchase accounting loan accretion.

Net interest margin was 3.57% and 3.40% for the nine months ended September 30, 2025 and 2024, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.56% and 3.38% for the nine months ended September 30, 2025 and 2024, respectively.

The yield on earning assets of 5.87% for the nine months ended September 30, 2025 decreased 2 basis points from September 30, 2024. The decrease in yield compared to September 30, 2024 was primarily attributable to lower loan yields on variable and floating-rate loans following the Federal Reserve rate decreases totaling 125 basis points since mid-September 2024, partially offset by the $3.4 million in purchase accounting loan accretion.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $24.4 million for the nine months ended September 30, 2025, compared to $6.3 million for the nine months ended September 30, 2024. The $18.1 million increase in the provision expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily a result of the $16.4 million reserve established for non-PCD loans acquired in the ESSA acquisition, couple with loan portfolio growth.

Management believes the charges to the provision for credit losses for the nine months ended September 30, 2025 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at September 30, 2025.

NON-INTEREST INCOME

Total non-interest income was $28.1 million for the nine months ended September 30, 2025, compared to $28.8 million for the nine months ended September 30, 2024. This decrease was primarily due to lower other service charges and fees, coupled with lower pass-through income from SBICs, partially offset by an increase in net realized gains on available-for-sale securities, bank owned life insurance revenue (death benefit), wealth and asset management fees, and card processing and interchange income.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2025, total non-interest expense was $130.8 million. Excluding merger and integration costs, total non-interest expense was $124.8 million, compared to $112.2 million for the nine months ended September 30, 2024. Excluding merger and integration costs, the increase of $12.6 million, or 11.20%, from the nine months ended September 30, 2024, was primarily driven by higher salaries and benefits. This reflects staff additions related to the ESSA acquisition, merit-based annual increases in base salaries, higher incentive compensation accruals (due to strong financial performance in 2025), and increase retirement plan contribution accruals. Occupancy expense also increased, largely due to higher rent associated with additional full-service office locations added both before and after the ESSA acquisition.

INCOME TAX EXPENSE

Income tax expense was $8.2 million, representing an 20.14% effective tax rate, compared to $9.2 million, representing an 18.92% effective tax rate for the nine months ended September 30, 2025 and 2024, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Corporation enters into various transactions, which, in accordance with GAAP, are not included in its condensed consolidated balance sheets. The Corporation enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheets. For further information, see Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements.

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

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Calculation of merger transaction related expenses, net of tax (non-GAAP)(1):
Merger transaction related expenses - non deductible	$1,570	$—	$2,897	$—

Merger transaction related expenses - deductible	18,972	—	19,531	—
Statutory federal tax rate	21%	21%	21%	21%
Tax benefit of merger and integration costs and day 1 non-PCD provision expense (non-GAAP)	3,984	—	4,102	—
Merger transaction related expenses - deductible, net of tax	14,988	—	15,429	—

Merger transaction related expenses, net of tax (non-GAAP)	$16,558	$—	$18,326	$—
(1) Merger transaction related expenses represent legal, advisory, severance, technology conversion, day one non-PCD provision expense, and other expenses directly related to the ESSA acquisition. Management believes exclusion of these non-recurring charges provides more meaningful period-over-period comparisons of operating performance.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Calculation of net income available to common (GAAP):
Net income	$7,045	$13,954	$32,482	$39,511
Less: preferred stock dividends	1,076	1,076	3,226	3,226
Net income available to common shareholders	$5,969	$12,878	$29,256	$36,285

Adjusted calculation of net income available to common (non-GAAP):
Net income available to common shareholders	$5,969	$12,878	$29,256	$36,285
Add: merger transaction related expenses, net of tax (non-GAAP)	16,558	—	18,326	—
Adjusted net income available to common shareholders (non-GAAP):	$22,527	$12,878	$47,582	$36,285

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)	(unaudited)
	September 30,	December 31,
	2025	2024
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$844,185	$610,695
Less: preferred equity	57,785	57,785
Common shareholders' equity	786,400	552,910
Less: goodwill and other intangibles	93,773	43,874
Less: core deposit intangible	34,727	206
Tangible common equity (non-GAAP)	$657,900	$508,830

Total assets	$8,254,319	$6,192,010
Less: goodwill and other intangibles	93,773	43,874
Less: core deposit intangible	34,727	206
Tangible assets (non-GAAP)	$8,125,819	$6,147,930

Ending shares outstanding	29,477,429	20,987,992

Book value per common share (GAAP)	$26.68	$26.34
Tangible book value per common share (non-GAAP)	$22.32	$24.24

Common shareholders' equity / Total assets (GAAP)	9.53%	8.93%
Tangible common equity / Tangible assets (non-GAAP)	8.10%	8.28%

Adjusted calculation of book value per common share (non-GAAP):
Common shareholders' equity	$786,400	$552,910
Add: merger transaction related expenses, net of tax (non-GAAP)	18,326	—
Adjusted common shareholders' equity (non-GAAP)	$804,726	$552,910

Ending shares outstanding	29,477,429	20,987,992

Adjusted book value per common share (non-GAAP)	$27.30	$26.34

Adjusted calculation of tangible book value per common share (non-GAAP):
Tangible common equity (non-GAAP)	$657,900	$508,830
Add: merger transaction related expenses, net of tax (non-GAAP)	18,326	—
Adjusted tangible common equity (non-GAAP)	$676,226	$508,830

Ending shares outstanding	29,477,429	20,987,992

Adjusted tangible book value per common share (non-GAAP)	$22.94	$24.24

Adjusted calculation of tangible common equity/tangible assets (non-GAAP):
Adjusted common shareholders' equity (non-GAAP)	$676,226	$508,830

Tangible assets (non-GAAP)	$8,125,819	$6,147,930
Add: Merger and integration costs (non-GAAP)	6,041	—
Adjusted tangible assets (non-GAAP)	$8,131,860	$6,147,930

Adjusted tangible common equity / Adjusted tangible assets (non-GAAP)	8.32%	8.28%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Calculation of efficiency ratio:
Non-interest expense	$50,157	$38,784	$130,812	$112,197

Non-interest income	$10,566	$10,973	$28,081	$28,793
Net interest income	67,129	47,486	167,757	138,425
Total revenue	$77,695	$58,459	$195,838	$167,218
Efficiency ratio	64.56%	66.34%	66.80%	67.10%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$50,157	$38,784	$130,812	$112,197
Less: core deposit intangible amortization	780	18	813	57
Adjusted non-interest expense (non-GAAP)	$49,377	$38,766	$129,999	$112,140

Non-interest income	$10,566	$10,973	$28,081	$28,793

Net interest income	$67,129	$47,486	$167,757	$138,425
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,737	1,473	4,652	4,127
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	2,453	2,123	6,575	5,957
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	67,845	48,136	169,680	140,255
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$78,411	$59,109	$197,761	$169,048

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	62.97%	65.58%	65.74%	66.34%

Adjusted calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Adjusted non-interest expense (non-GAAP)	$49,377	$38,766	$129,999	$112,140
Less: merger and integration costs (non-GAAP)	4,155	—	6,041	—
Adjusted non-interest expense (non-GAAP)	$45,222	$38,766	$123,958	$112,140

Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$78,411	$59,109	$197,761	$169,048

Adjusted efficiency ratio (fully tax equivalent basis) (non-GAAP)	57.67%	65.58%	62.68%	66.34%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Calculation of net interest margin:
Interest income	$108,645	$83,235	$276,795	$241,792
Interest expense	41,516	35,749	109,038	103,367
Net interest income	$67,129	$47,486	$167,757	$138,425

Average total earning assets	$7,209,366	$5,503,832	$6,281,874	$5,440,145

Net interest margin (GAAP) (annualized)	3.69%	3.43%	3.57%	3.40%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$108,645	$83,235	$276,795	$241,792
Tax equivalent adjustment (non-GAAP)	314	240	838	671
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	108,959	83,475	277,633	242,463
Interest expense	41,516	35,749	109,038	103,367
Net interest income (fully tax equivalent basis) (non-GAAP)	$67,443	$47,726	$168,595	$139,096

Average total earning assets	$7,209,366	$5,503,832	$6,281,874	$5,440,145
Less: average mark to market adjustment on investments (non-GAAP)	(39,121)	(51,075)	(43,229)	(55,134)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$7,248,487	$5,554,907	$6,325,103	$5,495,279

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.69%	3.42%	3.56%	3.38%

Calculation of net interest margin, excluding purchase accounting loan accretion (fully tax equivalent basis) (non-GAAP)(1):
Net interest income (fully tax equivalent basis) (non-GAAP)	$67,443	$47,726	$168,595	$139,096
Less: purchase accounting loan accretion	(3,420)	—	(3,420)	—
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	$64,023	$47,726	$165,175	$139,096

Adjusted average total earning assets, net of mark to market (non-GAAP)	$7,248,487	$5,554,907	$6,325,103	$5,495,279
Adjusted net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.50%	3.42%	3.49%	3.38%
(1) Purchase accounting loan accretion represents income recognized on fair value adjustments to acquired loans.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Calculation of PPNR (non-GAAP): (1)
Net interest income	$67,129	$47,486	$167,757	$138,425
Add: Non-interest income	10,566	10,973	28,081	28,793
Less: Non-interest expense	50,157	38,784	130,812	112,197
PPNR (non-GAAP)	$27,538	$19,675	$65,026	$55,021

Adjusted calculation of PPNR (non-GAAP): (1)
Net interest income	$67,129	$47,486	$167,757	$138,425
Add: Non-interest income	10,566	10,973	28,081	28,793
Less: Non-interest expense	50,157	38,784	130,812	112,197
Add: merger and integration costs (non-GAAP)	4,155	—	6,041	—
Adjusted PPNR (non-GAAP)	$31,693	$19,675	$71,067	$55,021

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic earnings per common share computation:
Net income available to common shareholders	$5,969	$12,878	$29,256	$36,285
Less: net income available to common shareholders allocated to participating securities	50	101	253	291
Net income available to common shareholders allocated to common stock	$5,919	$12,777	$29,003	$35,994

Weighted average common shares outstanding, including shares considered participating securities	27,388	20,997	23,165	20,994
Less: average participating securities	209	155	166	162
Weighted average shares	27,179	20,842	22,999	20,832
Basic earnings per common share	$0.22	$0.61	$1.26	$1.73

Diluted earnings per common share computation:
Net income available to common shareholders allocated to common stock	$5,919	$12,777	$29,003	$35,994

Weighted average common shares outstanding for basic earnings per common share	27,179	20,842	22,999	20,832
Add: dilutive effect of stock compensation	101	70	76	64
Weighted average shares and dilutive potential common shares	27,280	20,912	23,075	20,896
Diluted earnings per common share	$0.22	$0.61	$1.26	$1.72

Adjusted basic earnings per common share computation (non-GAAP):
Net income available to common shareholders	$5,969	$12,878	$29,256	$36,285
Add: merger transaction related expenses, net of tax (non-GAAP)	16,558	—	18,326	—
Less: net income available to common shareholders allocated to participating securities	50	101	253	291
Less: adjustment to net income available to common shareholders allocated to participating securities for merger transaction related expenses, net of tax (non-GAAP)	127	—	131	—
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$22,350	$12,777	$47,198	$35,994

Weighted average common shares outstanding, including shares considered participating securities	27,388	20,997	23,165	20,994
Less: Average participating securities	209	155	166	162
Weighted average shares	27,179	20,842	22,999	20,832
Adjusted basic earnings per common share (non-GAAP)	$0.82	$0.61	$2.05	$1.73

Adjusted diluted earnings per common share computation (non-GAAP):
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$22,350	$12,777	$47,198	$35,994

Weighted average common shares outstanding for basic earnings per common share	27,179	20,842	22,999	20,832
Add: dilutive effect of stock compensation	101	70	76	64
Weighted average shares and dilutive potential common shares	27,280	20,912	23,075	20,896
Adjusted diluted earnings per common share (non-GAAP)	$0.82	$0.61	$2.05	$1.72

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Calculation of dividend payout ratio:
Cash dividends per common share	$0.180	$0.180	$0.540	$0.530
Diluted earnings per common share	0.22	0.61	1.26	1.72
Dividend payout ratio	81.82%	29.51%	42.86%	30.81%

Adjusted calculation of dividend payout ratio (non-GAAP):
Cash dividends per common share	$0.180	$0.180	$0.540	$0.530
Adjusted diluted earnings per common share (non-GAAP)	0.82	0.61	2.05	1.72
Adjusted dividend payout ratio (non-GAAP)	21.95%	29.51%	26.34%	30.81%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Calculation of return on average assets:
Net income	$7,045	$13,954	$32,482	$39,511
Average total assets	$7,783,995	$5,907,115	$6,752,461	$5,831,002

Return on average assets (GAAP) (annualized)	0.36%	0.94%	0.64%	0.91%

Adjusted calculation of return on average assets (non-GAAP):
Net income	$7,045	$13,954	$32,482	$39,511
Add: merger transaction related expenses, net of tax (non-GAAP)	16,558	—	18,326	—
Adjusted net income	$23,603	$13,954	$50,808	$39,511

Average total assets	$7,783,995	$5,907,115	$6,752,461	$5,831,002

Adjusted return on average assets (GAAP) (annualized)	1.20%	0.94%	1.01%	0.91%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Calculation of return on average tangible common equity (non-GAAP):
Net income	$7,045	$13,954	$32,482	$39,511
Less: preferred stock dividends	1,076	1,076	3,226	3,226
Net income available to common shareholders	$5,969	$12,878	$29,256	$36,285

Average shareholders' equity	$776,976	$597,984	$676,058	$586,017
Less: average goodwill & intangibles	107,827	44,108	65,554	44,127
Less: average preferred equity	57,785	57,785	57,785	57,785
Average tangible common shareholders' equity (non-GAAP)	$611,364	$496,091	$552,719	$484,105

Return on average equity (GAAP) (annualized)	3.60%	9.28%	6.42%	9.01%
Return on average common equity (GAAP) (annualized)	3.29%	9.48%	6.33%	9.18%
Return on average tangible common equity (non-GAAP) (annualized)	3.87%	10.33%	7.08%	10.01%

Adjusted calculation of return on average equity (non-GAAP):
Net income	$7,045	$13,954	$32,482	$39,511
Add: merger transaction related expenses, net of tax (non-GAAP)	16,558	—	18,326	—
Adjusted net income (non-GAAP)	$23,603	$13,954	$50,808	$39,511

Average shareholders' equity	$776,976	$597,984	$676,058	$586,017

Adjusted return on average equity (non-GAAP) (annualized)	12.05%	9.28%	10.05%	9.01%

Adjusted calculation of return on average tangible common equity (non-GAAP):
Net income available to common shareholders	$5,969	$12,878	$29,256	$36,285
Add: merger transaction related expenses, net of tax (non-GAAP)	16,558	—	18,326	—
Adjusted net income available to common shareholders	$22,527	$12,878	$47,582	$36,285

Average tangible common shareholders' equity (non-GAAP)	$611,364	$496,091	$552,719	$484,105

Adjusted return on average tangible common equity (non-GAAP) (annualized)	14.62%	10.33%	11.51%	10.01%

	September 30, 2025	December 31, 2025
Adjusted calculation of loans (non-GAAP):
Loans	$6,396,344	$4,529,074
Less: ESSA acquired loans, net of estimated purchase accounting fair value adjustments (non-GAAP)	(1,651,056)	—
Adjusted loans (non-GAAP)	$4,745,288	$4,529,074

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

	% Change in Net Interest Income
	September 30, 2025	December 31, 2024
+300 basis points	0.3%	(0.2)%
+200 basis points	0.7%	0.5%
+100 basis points	0.5%	0.5%
-100 basis points	(1.6)%	(1.1)%
-200 basis points	(1.8)%	(1.4)%
-300 basis points	(2.4)%	(3.3)%

At September 30, 2025, the Corporation has approximately $3.8 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

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

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2025, the Corporation has excluded the operations of ESSA and its subsidiaries as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2025, the Corporation has excluded those disclosure controls and procedures of ESSA that are subsumed by internal control over financial reporting. The Merger was completed on July 23, 2025. As of and for the quarter ended September 30, 2025, ESSA’s assets represented approximately 25 percent of the Corporation’s consolidated assets. See "Note 3, Business Combination" for further discussion of the Merger and its impact on the Corporation’s condensed consolidated financial statements.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the third quarter of 2025, ESSA merged into CNB Financial Corporation. The Corporation is working to integrate ESSA into its overall internal control over financial reporting processes. Except for changes made in connection with this integration of ESSA, there was no change in the Corporation's internal control over financial reporting that occurred during the third quarter of 2025 that has materially affected, or is likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation's common stock made by or on behalf of the Corporation for the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2025	—	$—	—	500,000
August 1 – 31, 2025	—	—	—	500,000
September 1 – 30, 2025	—	—	—	500,000
Total	—	$—	—	500,000
 (1) The Company's 2024 Common Share Repurchase Program expired on May 14, 2025. On June 23, 2025, the Corporation received acknowledgement from the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank") of the Corporation's 2025 Common Share Repurchase Program (the "Plan"). The Corporation's Board of Directors previously approved the Plan, subject to the Federal Reserve Bank's response, authorizing the repurchase from time to time by the Corporation of up to 500,000 shares of the Corporation's common stock, no par value per share, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15,000,000. Pursuant to the Plan, repurchases of common stock, if any, are authorized to be made during the period beginning on June 23, 2025 (the date on which the Corporation received acknowledgement from the Federal Reserve Bank) through and including June 10, 2026, through open market purchases, privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, subject to compliance with any material agreement to which the Corporation is a party. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of September 30, 2025, there were 500,000 shares remaining for repurchase under the Plan.

Additionally, during the quarter ended September 30, 2025, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2025 Omnibus Incentive Plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Corporation's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 5, 2025	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 5, 2025	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)