Form 10-K
period 2025-12-31
CNB FINANCIAL CORP/PA
filed 2026-03-11
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $458,483,840
The number of shares outstanding of the registrant’s common stock as of March 11, 2026: 29,635,224 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on April 21, 2026 are incorporated by reference into Part III of this report.

PART I.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned "Forward-Looking Statements and Factors that Could Affect Future Results" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

ITEM 1.  BUSINESS

CNB Financial Corporation (the "Corporation") is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank (the "Bank") and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank. In July 2016, the Corporation acquired Lake National Bank, and in July 2020, the Corporation acquired Bank of Akron.

On July 23, 2025, the Corporation completed its previously announced acquisition of ESSA Bancorp, Inc. ("ESSA") and its subsidiary bank, ESSA Bank & Trust Company ("ESSA Bank"), pursuant to the definitive merger agreement (the "Merger Agreement") dated as of January 9, 2025. The Corporation’s acquisition of ESSA was an all-stock transaction. Under the terms of the Merger Agreement, ESSA merged with and into the Corporation, with the Corporation as the surviving entity, and immediately thereafter, ESSA Bank merged with and into the Bank, with the Bank as the surviving bank. Banking offices of ESSA Bank operate under the trade name ESSA Bank, a division of CNB Bank.

Pursuant to the Merger Agreement, each outstanding share of ESSA common stock was converted into the right to receive 0.8547 shares of the Corporation’s common stock. The total consideration paid to ESSA shareholders was approximately $202.6 million, comprised of approximately 8,359,430 shares of the Corporation's common stock, valued at approximately $202.5 million based on the July 23, 2025 closing price of $24.23 per share of the Corporation's common stock, and $21 thousand in cash in lieu of fractional shares. The ESSA acquisition has extended CNB Bank’s branch network into the Northeastern Region including the Lehigh Valley of Pennsylvania through the addition of ESSA’s 20 community offices.

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

ERIEBANK, a division of the Bank, began operations in 2005. In July 2016, the Corporation acquired Lake National Bank, which operated two full-service branches in Mentor, Ohio, approximately 20 miles east of Cleveland, Ohio. The Bank continues to operate one of these branch locations within its ERIEBANK franchise, with the other location ceasing operations in August 2020. In December 2021, the Corporation opened a full-service branch in Cleveland, Ohio. The Bank currently operates fourteen full-service branch locations within its ERIEBANK franchise, a division of the Bank, with its headquarters in Erie, Pennsylvania.

In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank. The Bank currently operates seven full-service branch locations as FCBank, a division of the Bank, with its headquarters in Worthington, Ohio.

In 2016, the Bank received regulatory approval to conduct business in the State of New York as BankOnBuffalo, a division of the Bank. In July 2020, the Corporation acquired Bank of Akron, with its branch locations operating with BankOnBuffalo. The Bank currently operates twelve full-service branch locations, one mobile branch and two drive-up office as BankOnBuffalo, a division of the Bank, with its headquarters in Buffalo, New York.

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

In 2025, the Corporation acquired ESSA Bancorp, Inc., and its subsidiary, ESSA Bank & Trust Company. The Bank currently operates twenty full-service branch locations as ESSA Bank, a division of the Bank, with its headquarters in Stroudsburg, Pennsylvania.

The Bank had one loan production office, two drive-up office, one mobile office, and 75 full-service branch offices located in various communities in its market area at December 31, 2025. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie, Niagara, and Ontario. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, New River Valley, and Roanoke. ESSA Bank, a division of the Bank, operates in the Pennsylvania counties of Delaware, Chester, Lackawanna, Lehigh, Luzerne, Monroe, and Northampton. Impressia Bank, a division of the Bank, operates in the Bank’s primary market areas.

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

Supervision and Regulation

The Corporation is a bank holding company that has elected financial holding company status, and the Bank is a Pennsylvania state‑chartered bank. The Corporation is subject to the oversight and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Pennsylvania Department of Banking and Securities under the Bank Holding Company Act ("BHC Act"). Prior to February 12, 2026, the Bank was a Pennsylvania state‑chartered, non‑member bank supervised by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation ("FDIC") as its primary federal regulator. Effective February 12, 2026, the Bank became a member bank of the Federal Reserve System, and its primary federal regulator is now the Federal Reserve Board. Therefore, the Bank remains a Pennsylvania state-chartered bank and continues to be subject to oversight by the Pennsylvania Department of Banking and Securities, but it is now a member bank with the Federal Reserve Board as its primary federal regulator, instead of the FDIC. The Corporation and the Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer financial protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Consumer Financial Protection Bureau ("CFPB") is authorized to write additional rules on consumer financial products and services which could affect the operations of the Bank and Holiday. In addition to the impact of regulation, commercial banks are significantly affected by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

Bank Holding Company Regulation

As a bank holding company that controls a Pennsylvania state-chartered bank, the Corporation is subject to regulation and examination by the Pennsylvania Department of Banking and Securities and the Federal Reserve Board. We are required to file with the Federal Reserve Board an annual report and such additional information and submissions as the Federal Reserve Board may require pursuant to the BHC Act and applicable regulations. For instance, the BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of any class of voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking and Securities.

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

The Capital Rules: (i) include "Common Equity Tier 1" ("CET1") and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including the Corporation, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for allowance for credit losses, in each case, subject to the Capital Rules’ specific requirements.

Pursuant to the Capital Rules, the minimum capital ratios are as follows:

•4.5% CET1 to risk-weighted assets;
•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (called "leverage ratio").

The Capital Rules also include a "capital conservation buffer," composed entirely of CET1, in addition to these minimum risk-weighted asset ratios (which are each of the first three ratios described above, but not the leverage ratio). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not hold the requisite capital conservation buffer will face constraints on dividends, capital instrument repurchases, interest payments on capital instruments and discretionary bonus payments based on the amount of the shortfall. Thus, the capital standards applicable to the Corporation include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%.

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

At December 31, 2025, the Bank qualified as "well capitalized" under applicable regulatory capital standards.

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

On May 30, 2023, ESSA Bank entered into a consent order with the United States of America, as approved by the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 23-cv-2065l (the "ESSA Consent Order") to resolve allegations of violations of the Fair Housing Act and Equal Credit Opportunity Act within the Philadelphia-Camden-Wilmington, PA-NJ-DE-MD Metropolitan Statistical area. The ESSA Consent Order required ESSA Bank to, among other things, (i) invest a minimum of $2.92 million in a loan subsidy fund to increase credit opportunities to residents of majority-Black and Hispanic census tracts in ESSA Bank’s lending area, and (ii) devote a minimum of $125,000 on community partnerships and $250,000 toward advertising, outreach, consumer financial education, and credit counseling focused on majority-Black and Hispanic census tracts within ESSA Bank’s lending area. In addition, ESSA Bank was required to continue to maintain the positions of the two new mortgage loan officers hired pursuant to the ESSA Consent Order in its existing branches in West Philadelphia and its full-time Community Development Officer position to oversee these efforts throughout the term of the ESSA Bank Consent Order. As required by the terms of the ESSA Consent Order, the Bank, as the resulting institution in the merger with ESSA Bank, agreed to and assumed all obligations under the ESSA Consent Order in connection with the merger.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 ("CRA"), the Bank’s primary federal regulator is required to assess the Bank’s record in meeting the credit needs of the communities it serves, including low‑ and moderate‑income neighborhoods. Because the Bank became a member bank of the Federal Reserve System effective February 12, 2026, the Federal Reserve Board is now the Bank’s primary federal regulator for CRA purposes. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. The Bank received a CRA rating of "Satisfactory" at its most recent CRA exam. The federal banking agencies—the Federal Reserve, FDIC, and OCC—issued substantially updated CRA regulations in October 2023, with technical amendments in March 2024. However, in July 2025, the federal bank regulatory agencies issued a proposal to rescind the CRA regulations issued in October 2023 and replace them with the prior CRA regulations, with certain technical amendments. The federal banking agencies continue to apply the prior CRA regulations, and not the regulations issued in October 2023, in the interim as the October 2023 regulations are subject to legal action and have not taken effect.

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

In November 2023, the FDIC announced a special assessment on all insured depository institutions with more than $5 billion in total assets, including the Bank, in order to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The special assessment was originally intended to be collected over an eight-quarter collection period, beginning with the first quarterly assessment period of 2024. The FDIC announced in August 2025 that the collection period will be extended for at least one more quarter. This extension of the collection period reflects the adjustment needed given changes to the loss estimates or changes in the amounts collected by the FDIC as compared to estimates. The assessment base for the special assessment is equal to an insured depository institution’s ("IDI’s") estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, applicable either to the IDI, if an IDI is not a subsidiary of a holding company, or at the banking organization level, to the extent that an IDI is part of a holding company with one or more subsidiary IDIs.

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

Human Capital

As of December 31, 2025, the Corporation had a total of 950 employees, of which 917 were full time and 33 were part time.

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

Human Capital Management and Leadership Development

The Corporation firmly believes in the importance of succession planning and, as such, has in place a formal succession planning process for all named executive officers, members of the executive management team, and regional presidents. The succession plan was successfully utilized in 2024 after the resignation of a named executive officer, resulting in a seamless transition of related areas of responsibility to other members of the Senior Management within the Corporation. A critical factor of the Corporation’s succession plan is the training and development of its management team to create a strong internal pipeline of talent to produce the future leaders of the Corporation. The Corporation’s succession planning process is further strengthened by the Corporation's presence in diversified markets that lead to opportunities to attract and retain talent with broad-based skills and experiences.

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

To monitor changes in the Corporation's employee and management groups relative to both composition and growth, the Corporation uses, among other tools, recurring management and employee surveys, profile analyses, third-party compensation surveys, and summaries of year-over-year changes to the pools of employees and management within the Corporation's various banking divisions and the Corporation as a whole, and utilizes the results to track progress and improve the effectiveness of the Corporation’s leadership development and workforce profile and personnel management practices.

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

Community Involvement and Social Impacts

The Corporation serves as a cornerstone institution of both financial support and community service in the markets in which it serves. The Corporation is committed to strengthening these communities through the active volunteering of its employees. The Corporation’s employees actively participate in their local communities through volunteer activities in education, economic development, human and health services, and community reinvestment. During 2025, the Corporation’s employees collectively reported service of 32,421 hours in voluntary support to 1,374 organizations, with 74% of employees actively participating. Additionally, there were approximately $1.4 million in donations, from both the Corporation and employees through internal fundraising efforts, to community organizations and events within the communities the Corporation serves. To encourage employees to give back to their communities, the Corporation's Volunteer Time Off Program, which provides employees with up to 16 hours of paid time off annually to volunteer for nonprofit organizations and local causes that may need volunteer assistance during typical weekday business hours. In 2025, the program was met with tremendous enthusiasm, with employees dedicating a collective total of 3,446 hours to volunteer service across the communities the Corporation serves. Importantly, employees contributed over nine times additional volunteering hours of their own time beyond those hours covered by the Volunteer Time Off Program. From participating in local food drives to mentoring youth and supporting nonprofit initiatives, the program has helped strengthen the Corporation’s ties to its communities while fostering a culture of service among its team members. This initiative reflects the Corporation’s core values of giving back and making a meaningful difference in the lives of others.

The Corporation also promotes economic development through investments in community‑strengthening initiatives, such as affordable housing and revitalization efforts. In 2024, the Corporation invested in two new projects that demonstrate its commitment in this area. Located in a distressed section of downtown Rochester, New York, the Corporation supported a project to rehabilitate four historic commercial buildings into a mixed‑use community with four commercial spaces and eleven residential apartments through a combination of debt financing of $9.6 million and an equity investment of $4.1 million in historic tax credits generated by the project. The commercial space will be available at affordable rents to generate economic and small‑business opportunities, particularly marketed toward local and minority/women‑owned business enterprises. Additionally, in Parma, Ohio, the Corporation provided debt financing of $5.5 million and made an equity investment of $4.2 million in low‑income housing tax credits to support a project to rehabilitate a low‑income senior housing facility with 63 units. The project includes extensive improvements to make the facility more energy‑efficient and to increase the number of units that are handicap accessible.

The Corporation remains deeply committed to promoting financial well‑being within its communities. Through a variety of initiatives, the Corporation aims to empower individuals with the knowledge and tools they need to achieve financial wellness. In 2025, the Corporation continued to expand its Financial Wellness Center, offering a robust series of free, publicly available online trainings that cover a wide range of basic finance topics, from budgeting basics to retirement planning. The series was expanded to support the financial education of small business owners and added personal finance courses on emergency savings, additional budgeting resources, and lowering debt. In 2025, the Corporation partnered with ten schools to host five financial reality fairs for middle school and high school students, providing hands‑on experiences to help them understand budgeting, saving, and preparing for unexpected expenses. In addition, the Small Business Essentials Fair was created and deployed to support small business owners to ensure they have the financial and educational resources for success. To support a broader financial education outreach, virtual lunch‑and‑learn sessions were offered on topics focusing on basic financial education, protecting seniors from fraud, and cybersecurity. These initiatives are a sample of the robust financial education programs that the Corporation offered in 2025 and reflect the Corporation’s dedication to fostering a financially informed and resilient community.

The Corporation continued to focus on increasing its outreach to those who have been traditionally underserved by the financial institution industry. Examples of some the Corporation’s key recent initiatives are outlined below.

•Introduced in 2025, CNB Bank’s Open Your Door Program is designed to help more individuals and families achieve the goal of homeownership. This program provides meaningful financial advantages, including low down payment options, flexible underwriting criteria, no private mortgage insurance requirements, waived processing and application fees, and a no‑closing‑cost option, all aimed at reducing barriers for qualified buyers. These features make the program a valuable resource for expanding access to affordable housing throughout the Corporation's footprint.

•CNB Bank partners with GreenPath Financial Wellness, a national nonprofit with more than 60 years of experience providing trusted financial counseling and debt management support. Through this partnership, customers gain free access to certified financial counselors, personalized budgeting assistance, and expert guidance for managing credit card debt, housing challenges, and long‑term financial goals. GreenPath’s NFCC and HUD‑certified counselors offer confidential, one‑on‑one support to help individuals reduce financial stress, improve financial stability, and take control of their financial future.
•In 2025, CNB Bank's new financial education center and community banking office opened in downtown Erie, Pennsylvania. Located on Parade Street, this location provides financial education and accessible banking to underserved communities, promoting economic empowerment, and narrowing the wealth gap. This location was the first bank to open on Parade Street in over a decade.
•Launched in May 2023, Impressia Bank is CNB Bank’s sixth division and is dedicated to empowering women business owners and leaders. Headquartered in Buffalo, NY, with additional team members located in Ohio and Pennsylvania, Impressia Bank provides specialized services such as SBA and grant advisory services, wealth management, and private banking. Impressia’s mission is to close the gender funding gap and advance economic empowerment for women by offering innovative financial solutions, mentorship, and leadership development opportunities.
•BankOnBuffalo’s BankOnWheels initiative enhances financial inclusion by delivering banking services to underserved communities. By addressing disparities in access to financial resources, BankOnWheels empowers individuals and communities to fully participate in the economy. The first of its kind operated by any financial institution in Western New York, BankOnWheels is a full-service, yet fully mobile bank branch, which will enable the Bank to deliver essential banking services to communities with little or no access to such services today. The BankOnWheels rotates between four locations in the cities of Buffalo and Niagara Falls, which are located in communities underserved by banks.
•In May 2023, CNB Bank launched the At Ease Program, tailored to meet the unique financial needs of veterans, active-duty service members, and their families. This program offers specialized benefits, including waived fees, free financial tools, and mobile banking services, reflecting the Corporation's commitment to honoring and supporting the military community.

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

The Bank’s primary source of funding is customer deposits, gathered throughout its network of banking offices. Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (the "FHLB") of Pittsburgh, of which the Bank is a member, and other lenders to meet funding obligations. In addition, the Bank also maintains borrowing capacity with the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank"). The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

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

The Corporation’s success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies in Central, Northeast and Northwest Pennsylvania, Central and Northeast Ohio, Western New York and Southwest Virginia - the primary markets served by the Bank. The Bank is particularly exposed to real estate and economic factors in these geographic areas, as most of its loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of the Bank’s loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

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

The financial services industry is undergoing rapid technological change, and technological advances, including those related to artificial intelligence ("AI"), are likely to intensify competition. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Accordingly, the Corporation’s future success will depend in part on its ability to address customer needs by using technology. The Corporation cannot assure you that it will be able to successfully take advantage of technological changes or advances or develop and market new technology driven products and services to its customers. Failure to keep pace with technological change affecting the financial services industry could have a material adverse effect on the Corporation's financial condition, results of operations, or liquidity.

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

The Corporation, primarily through the Bank, depends on its information technology networks and systems to continuously process, record and monitor a large number of customer transactions and to process, transmit and store proprietary and confidential information, including personal information of employees and customers. Accordingly, the Corporation’s and its subsidiaries’ information technology networks and systems must continue to be safeguarded and monitored for potential failures, vulnerabilities, disruptions and breakdowns. We face cybersecurity threats, including system, network or internet failures, cyber attacks, ransomware and other malware, social engineering, phishing schemes and workforce member error, negligence, or fraud. Although the Corporation has business continuity plans and other safeguards in place, any such cybersecurity incident, including those impacting personal information, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Corporation’s results of operations or financial condition. Further, adoption of AI tools by us or by third parties may pose new cybersecurity challenges. Threat actors may use AI tools to automate and enhance cybersecurity attacks against us. We use software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems.

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

While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations. Further information relating to cybersecurity risk management is discussed in Item 1C. "Cybersecurity" of this report.

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

Our use of AI could expose us to various risks.

We have begun to utilize AI technologies in various aspects of our business, including internal training material creation. AI technologies are susceptible to errors and other malfunctions which could lead to operational challenges and reputational risks. In addition, we may be subject to increasing regulations related to our use of AI, including regulations related to privacy, data security, and intellectual property rights, which could expose us to legal risks.

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

As a result of our merger with ESSA, the Bank agreed to and assumed all obligations under the ESSA Consent Order. We could incur unanticipated costs and expenses to achieve compliance with the ESSA Consent Order. Actions taken to achieve compliance with the ESSA Consent Order may affect our business or financial performance and may require us to reallocate resources away from existing business or to undertake significant changes to our business, operations, products and services and risk management practices. In addition, although the ESSA Consent Order resolved all claims by the United States of America against ESSA Bank, we could be subject to other enforcement actions relating to the alleged violations resolved by the ESSA Consent Order.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy

The Corporation maintains robust processes for assessing, identifying, and managing material risks from cybersecurity threats. The Corporation’s cybersecurity program is based on the Federal Financial Institutions Examination Council ("FFIEC") framework which tailors the National Institute of Standards and Technology ("NIST") Cybersecurity Framework to be more financial services focused. The risk of cybersecurity threats is integrated into the Corporation’s Enterprise Risk Management ("ERM") program, led by the Corporation’s Chief Risk Officer. The ERM program includes an annual risk prioritization process to identify key enterprise risks. Each key risk is assigned a risk owner to establish action plans and implement risk mitigation strategies. The Corporation’s cybersecurity threat risk action plan is managed at the enterprise level by the Chief Information Technology & Security Officer (the "CITSO"), the VP of Information Technology, and the VP of Information Security. Risk owners regularly monitor cybersecurity risks and the evolving threat landscape and review and update the cybersecurity threat risk action plan in response to newly identified threats or risk mitigation actions. To oversee and identify cybersecurity threat risks on a day-to-day basis, including from third party service providers, the Corporation maintains a third-party security operations center with round-the-clock monitoring, and the CITSO receives regular reports on industry activity. Management also assesses the cybersecurity proficiency of potential third-party suppliers before utilizing their services. The assessment identifies cybersecurity-related risks and makes recommendations to enhance the security of all new computing services. Management reassesses all suppliers on a regular interval.

The Corporation maintains a Cybersecurity Incident Response Plan (the "CSIRP"), which establishes an organizational framework and guidelines intended to facilitate an effective response and handling of cybersecurity incidents that could jeopardize the availability, integrity, or confidentiality of the Corporation’s assets. Pursuant to the CSIRP and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the CITSO and the VP of Information Security primarily lead these efforts.

The Corporation works closely with its internal auditors to assess, identify, and manage cybersecurity risks. In addition, the Corporation engages with third party cybersecurity specialists to provide an independent assessment of the Corporation’s cybersecurity programs and to prepare a 3-year plan to maintain compliance and operational excellence. Management periodically reviews the 3-year plan and modifies it in response to changes in the threat landscape or otherwise as needed. As of December 31, 2025, the Corporation has not experienced any known instances of material cybersecurity threats, including known third party provider incidents, during any of the prior three fiscal years that have materially affected the business strategy, results of operations or financial condition of the Corporation. However, there can be no assurance that the Corporation’s security efforts and measures or those of our third-party providers will be effective or that attempted security incidents or disruptions would not be successful or damaging. In addition, although the Corporation maintains cybersecurity insurance to provide some coverage for certain risks arising out of data and network breaches, there can be no assurance that the Corporation’ cybersecurity insurance coverage will be sufficient in the event of a cyber attack. See "Item 1A. Risk Factors" above for more information.

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

The CITSO, who reports directly to the CEO, is responsible for the oversight of the Corporation’s IT operation, including the cybersecurity program, and holds a Bachelor of Science degree in Information Technology and Security and a Master of Science in Information Security and Assurance. He also holds 20 industry recognized Technology and Security certifications. The VP of Information Security reports directly to the CITSO and has responsibility for leadership of the Bank’s cybersecurity program. He holds a bachelor’s degree in mathematics and computer science, as well as several industry recognized information security certifications. The VP of Information Technology reports directly to the CITSO and has responsibility for leadership of the Bank’s Information Technology program. He holds a bachelor’s degree in information technology and has worked in the technology field for 30 years with 18 of those years in a financial institution in various technology management, security, and audit roles.

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 75 full-service offices at December 31, 2025. Of these 75 offices, 39 are owned and 35 are leased from independent owners and one is leased from the Corporation. Holiday has six full-service offices, of which five are leased from independent owners and one is leased from the Corporation. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie, Niagara, and Ontario. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, Montgomery, and Roanoke. ESSA Bank, a division of the Bank, operates in the Pennsylvania counties of Delaware, Chester, Lackawanna, Lehigh, Luzerne, Monroe, and Northampton. Impressia Bank, a division of the Bank, operates in the Bank’s primary market areas. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from one to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Global Select Market of NASDAQ under the symbol "CCNE." As of December 31, 2025, the number of shareholders of record of the Corporation’s common stock was 14,185.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2025	—	$—	—	500,000
November 1 – 30, 2025	—	—	—	500,000
December 1 – 31, 2025	—	—	—	500,000
Total	—	$—	—	500,000
(1) The Company's 2024 Common Share Repurchase Program expired on May 14, 2025. On June 23, 2025, the Corporation received acknowledgement from the Federal Reserve Bank of the Corporation's 2025 Common Share Repurchase Program (the "Plan"). The Corporation's Board of Directors previously approved the Plan, subject to the Federal Reserve Bank's response, authorizing the repurchase from time to time by the Corporation of up to 500,000 shares of the Corporation's common stock, no par value per share, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15,000,000. Pursuant to the Plan, repurchases of common stock, if any, are authorized to be made during the period beginning on June 23, 2025 (the date on which the Corporation received acknowledgement from the Federal Reserve Bank) through and including June 10, 2026, through open market purchases, privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, subject to compliance with any material agreement to which the Corporation is a party. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2025, there were 500,000 shares remaining for repurchase under the Plan

Additionally, during the quarter ended December 31, 2025, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2025 Omnibus Incentive Plan.

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

Share Return Performance

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a peer group index of banking organizations for the five-year period commencing December 31, 2020 and ending December 31, 2025.

 CNB Financial Corporation

Total Return Performance
Index Value
225
200
175
150
125
100
75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
CNB Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
CNB Financial Corporation	100.00	127.96	118.04	116.14	131.95	143.01
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00

Source: S&P Global Market Intelligence
© 2026

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented to provide insight into management’s assessment of financial results and should be read in conjunction with the following parts of this Annual Report on Form 10-K: Part I, Item 1 "Business," Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," and Part II, Item 8 "Financial Statements and Supplementary Data." This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) adverse changes or conditions in capital and financial markets, including actual or potential stresses in the banking industry; (ii) changes in interest rates; (iii) the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs; (iv) effectiveness of our data security controls in the face of cyber attacks and any reputational risks following a cybersecurity incident; (v) changes in general business, industry or economic conditions or competition; (vi) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (vii) adverse economic effects from international trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, or similar events impacting economic activity; (viii) higher than expected costs or other difficulties related to integration of combined or merged businesses; (ix) the effects of business combinations and other acquisition transactions, including the inability to realize our l and investment portfolios; (x) changes in the quality or composition of our loan and investment portfolios; (xi) adequacy of loan loss reserves; (xii) increased competition; (xiii) loss of certain key officers; (xiv) deposit attrition; (xv) rapidly changing technology; (xvi) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xvii) changes in the cost of funds, demand for loan products or demand for financial services; and (xviii) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

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

Merger with ESSA Bancorp, Inc.

On July 23, 2025, the Corporation completed its previously announced acquisition of ESSA and its subsidiary bank, ESSA Bank, pursuant to the Merger Agreement. The Corporation’s acquisition of ESSA was an all-stock transaction. Under the terms of the Merger Agreement, ESSA merged with and into the Corporation, with the Corporation as the surviving entity, and immediately thereafter, ESSA Bank merged with and into the Bank, with the Bank as the surviving bank. Banking offices of ESSA Bank operate under the trade name ESSA Bank, a division of CNB Bank.

Pursuant to the Merger Agreement, each outstanding share of ESSA common stock was converted into the right to receive 0.8547 shares of the Corporation’s common stock. The total consideration paid to ESSA shareholders was approximately $202.6 million, comprised of approximately 8,359,430 shares of the Corporation's common stock, valued at approximately $202.5 million based on the July 23, 2025 closing price of $24.23 per share of the Corporation's common stock, and $21 thousand in cash in lieu of fractional shares.

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

Non-GAAP measures reflected within the discussion below also include adjusted calculations to exclude after-tax merger and integration costs ("merger transaction related expenses") related to the Corporation’s acquisition of ESSA.

Non-GAAP measures reflected within the discussion below include:

•Tangible book value per common share;
•Tangible common equity/tangible assets;
•Adjusted net income available to common shareholders;

•Adjusted earnings per share;
•Merger transaction related expenses, net of tax;
•Net interest margin (fully tax equivalent basis) and Net interest margin excluding purchase accounting loan accretion (fully tax equivalent basis);
•Efficiency ratio (fully tax equivalent basis) and Adjusted efficiency ratio (fully tax equivalent basis);
•Pre-provision net revenue ("PPNR") and Adjusted PPNR; and
•Return on average tangible common equity and Adjusted return on average tangible common equity.

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

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2025 Balance	2024 Balance	$ Change vs. prior year	% Change vs. prior year
Total assets	$8,396.4	$6,192.0	$2,204.4	35.6%
Total loans, net of allowance for credit losses	6,426.7	4,561.6	1,865.1	40.9
Total securities	837.3	785.1	52.2	6.7
Total deposits	7,027.1	5,371.4	1,655.7	30.8
Total shareholders’ equity	872.1	610.7	261.4	42.8

Cash and Cash Equivalents

Cash and cash equivalents totaled $527.9 million at December 31, 2025, including $441.5 million held at the Federal Reserve, compared to $443.0 million at December 31, 2024. These excess funds, when combined with collective contingent liquidity resources of $6.7 billion including (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in total available liquidity sources for the Corporation as of December 31, 2025 to be approximately 5.4 times the estimated amount of adjusted uninsured deposit balances.

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

Securities

AFS debt securities and equity securities totaled $595.2 million and $479.0 million at December 31, 2025 and 2024, respectively. Investments classified as held-to-maturity ("HTM") securities totaled $242.1 million and $306.1 million at December 31, 2025 and 2024, respectively.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," to the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of December 31, 2025. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	December 31, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$—	—	$9,408	3.59%	$103,687	4.14%	$—	—%	$113,095	4.09%
State and Political Subdivisions	4,897	3.19	47,396	2.09	23,975	2.50	11,580	2.33	87,848	2.29
Residential and multi-family mortgage	8	1.92	3,513	2.81	18,279	1.70	306,447	3.40	328,247	3.30
Corporate notes and bonds	—	—	20,001	6.23	27,939	4.88	—	—	47,940	5.44
Pooled SBA	—	—	1,053	3.88	5,148	2.31	999	2.11	7,200	2.51
Total	$4,905	3.19%	$81,371	3.34%	$179,028	3.73%	$319,026	3.36%	$584,330	3.47%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of December 31, 2025.

	December 31, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$74,674	1.54%	$88,997	1.68%	$13,898	1.98%	$—	—%	$177,569	1.64%
Residential and multi-family mortgage	—	—	142	2.97	3,525	2.87	60,902	2.60	64,569	2.62
Total	$74,674	1.54%	$89,139	1.68%	$17,423	2.16%	$60,902	2.60%	$242,138	1.90%

The following table summarizes the weighted average modified duration of AFS debt securities as of December 31, 2025.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	5.91
State and Political Subdivisions	4.34
Residential and multi-family mortgage	4.33
Corporate notes and bonds	3.78
Pooled SBA	2.17
Total	4.56

The following table summarizes the weighted average modified duration of HTM debt securities as of December 31, 2025.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	1.76
Residential and multi-family mortgage	4.79
Total	2.57

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

At December 31, 2025, loans totaled $6.4 billion, excluding $70.8 million of syndicated loans. Excluding $1.7 billion in loans, net of estimated purchase accounting fair value adjustments, acquired in the ESSA acquisition, organic loan growth for the full year was $218.8 million, or an increase of 4.83%, compared to December 31, 2024. The full-year increase in loans as of December 31, 2025, compared to December 31, 2024, was primarily driven by growth in the Ridge View Bank, BankOnBuffalo, and legacy CNB Bank and ERIEBANK markets and loan activity in CNB Bank's Private Banking division.

At December 31, 2025, the syndicated loan portfolio totaled $70.8 million, or 1.09% of total loans, compared to $79.9 million, or 1.73% of total loans, at December 31, 2024. The decrease in syndicated lending balances of $9.1 million compared to December 31, 2024 reflects net scheduled amortization and prepayments of credits in excess of added holdings, with no recorded charge-offs in the syndicated portfolio in 2025. The Corporation continues to focus on evaluating the level and composition of its syndicated loan portfolio to ensure it continues to provide strong credit quality, profitable use of excess liquidity, and a complement to the Corporation’s loan growth from its in-market customer relationships.

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

Loan Portfolio Profile

As part of its lending policy and risk management activities, the Corporation tracks lending exposure by industry classification and type to determine potential risks associated with industry concentrations, and to identify any concentration risk issues that could lead to additional credit loss exposure. An important and recurring part of this process involves the Corporation’s continued measurement and evaluation of its exposure to the office, hospitality, and multifamily industries within its commercial real estate portfolio. Even given the Corporation’s historically sound underwriting protocols and high credit quality standards for borrowers in the commercial real estate industry segments, the Corporation monitors numerous relevant sensitivity elements, including occupancy, loan-to-value, absorption and cap rates, debt service coverage and covenant compliance, and developer/lessor financial strength both in the project and globally. At December 31, 2025, the Corporation had the following key metrics related to its office, hospitality and multifamily portfolios with such metrics including the impact on the respective portfolios of loans acquired during the third quarter of 2025 from the ESSA acquisition:

•Commercial office loans
◦There were 147 outstanding loans, totaling $150.4 million, or 2.32% of total loans outstanding;
◦There were no nonaccrual commercial office loans;
◦There were three past-due commercial office loans that totaled $2.3 million, or 1.54% of the total office loans outstanding; and
◦The average outstanding balance per commercial office loan was $1.0 million.

•Commercial hospitality loans
◦There were 153 outstanding loans, totaling $320.6 million, or 4.94% of total loans outstanding;
◦There were no nonaccrual commercial hospitality loans;
◦There were no past-due commercial hospitality loans; and
◦The average outstanding balance per commercial hospitality loan was $2.1 million.

•Commercial multifamily loans
◦There were 375 outstanding loans, totaling $601.4 million, or 9.26% of total loans outstanding;
◦There were two nonaccrual commercial multifamily loans that totaled $799 thousand, or 0.13% of total multifamily loans outstanding;
◦There was one past-due commercial multifamily loan that totaled $645 thousand, or 0.11% of total multifamily loans outstanding; and
◦The average outstanding balance per commercial multifamily loan was $1.6 million.

The following table summarizes the geographic region (based upon metropolitan statistical areas) in which the commercial office, hospitality and multifamily loans were originated as of December 31, 2025:

December 31, 2025
Commercial Office
Geographic Region:
Buffalo, NY	23.25%
Cleveland, OH	21.49
Allentown-Bethlehem-Easton, PA	8.67
Cincinnati, OH	7.25
Erie-Meadville, PA	3.99
All other geographical regions	35.35
Total Commercial Office	100.00%

Commercial Hospitality
Geographic Region:
Buffalo, NY	19.19%
Pittsburgh, PA	15.64
Columbus, OH	15.00
Cleveland, OH	9.40
Erie-Meadville, PA	5.98
All other geographical regions	34.79
Total Commercial Hospitality	100.00%

Commercial Multifamily
Geographic Region:
Cleveland, OH	24.03%
Buffalo, NY	18.18
Allentown-Bethlehem-Easton, PA	16.59
Columbus, OH	10.37
Philadelphia, PA	10.22
All other geographical regions	20.61
Total Commercial Multifamily	100.00%

The Corporation had no commercial office, hospitality or multifamily loan relationships considered by the banking regulators to be high volatility commercial real estate ("HVCRE") credits. No credits acquired from ESSA were considered HVCRE.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at December 31, 2025. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	December 31, 2025
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$864	$2,106	$5,187	$—	$8,157
Owner-occupied, nonfarm nonresidential properties	13,793	47,981	27,951	19,532	109,257
Agricultural production and other loans to farmers	39	37	—	7	83
Loans to depository institutions	—	—	—	—	—
Commercial and Industrial	77,388	136,865	86,895	23,077	324,225
Obligations (other than securities and leases) of states and political subdivisions	9,661	16,332	96,558	7,416	129,967
Other loans	1	848	35,233	359	36,441
Other construction loans and all land development and other land loans (1)	17,600	36,888	7,593	9,926	72,007
Multifamily (5 or more) residential properties	55,548	158,551	16,888	—	230,987
Non-owner occupied, nonfarm nonresidential properties	90,526	259,910	95,863	897	447,196
1-4 Family Construction (1)	1,376	1,541	—	9,550	12,467
Home equity lines of credit	—	193	301	37,598	38,092
Residential Mortgages secured by first liens	5,152	64,408	325,634	590,487	985,681
Residential Mortgages secured by junior liens	789	11,260	80,787	26,383	119,219
Other revolving credit plans	5	3	6	1	15
Automobile	420	13,326	3,291	—	17,037
Other consumer	4,644	27,205	8,869	10,327	51,045
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$277,806	$777,454	$791,056	$735,560	$2,581,876

Loans Receivable with Variable or Floating Interest Rate
Farmland	$3,924	$649	$8,033	$6,820	$19,426
Owner-occupied, nonfarm nonresidential properties	36,383	97,124	333,677	60,003	527,187
Agricultural production and other loans to farmers	686	426	4,794	—	5,906
Loans to depository institutions	—	2,439	—	—	2,439
Commercial and Industrial	317,415	66,541	68,567	2,230	454,753
Obligations (other than securities and leases) of states and political subdivisions	3,655	3,236	13,223	21,405	41,519
Other loans	2,853	821	7,604	—	11,278
Other construction loans and all land development and other land loans (1)	114,164	109,041	42,571	28,391	294,167
Multifamily (5 or more) residential properties	82,853	98,044	291,498	6,450	478,845
Non-owner occupied, nonfarm nonresidential properties	153,337	258,879	512,615	47,616	972,447
1-4 Family Construction (1)	18,019	7,527	1,645	2,001	29,192
Home equity lines of credit	11,347	8,421	38,654	154,309	212,731
Residential Mortgages secured by first liens	16,705	31,163	149,447	580,075	777,390
Residential Mortgages secured by junior liens	1,421	978	17,595	1,577	21,571
Other revolving credit plans	4,286	2,845	39,752	2,055	48,938
Automobile	—	—	—	—	—
Other consumer	194	122	56	57	429
Credit cards	13,276	—	—	—	13,276
Overdrafts	370	—	—	—	370
Total	$780,888	$688,256	$1,529,731	$912,989	$3,911,864
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loan Concentration

At December 31, 2025, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loan Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Nonaccrual loans	$39,845	$56,323
Accrual loans greater than 90 days past due	42	653
Total nonperforming loans	39,887	56,976
Other real estate owned	2,280	2,509
Total nonperforming assets	$42,167	$59,485
Total loans	$6,493,740	$4,608,956
Nonaccrual loans as a percentage of loans	0.61%	1.22%
Total assets	$8,396,435	$6,192,010
Nonperforming assets as a percentage of total assets	0.50%	0.96%
Allowance for credit losses on loans	$67,055	$47,357
Allowance for credit losses / Total loans	1.03%	1.03%
Ratio of allowance for credit losses on loans to nonaccrual loans	168.29%	84.08%

Total nonperforming assets were approximately $42.2 million, or 0.50% of total assets, as of December 31, 2025, compared to $59.5 million, or 0.96% of total assets, as of December 31, 2024. The decrease in nonperforming assets for the year ended December 31, 2025 was due to the resolution of several loans, coupled with paydowns on existing nonperforming assets, partially offset by certain nonperforming assets acquired in the ESSA acquisition. Management does not believe there is a risk of significant additional loss exposure beyond the specific reserves related to this loan relationship and is actively working with the borrower and their real estate broker to facilitate the sale of the property.

The Corporation has established written lending policies and procedures that require underwriting standards, loan documentation, and credit analysis standards to be met prior to funding a loan. Subsequent to the funding of a loan, ongoing review of credits is required. Credit reviews are performed five times per year by an outsourced loan review firm and cover approximately 65% of the commercial loan portfolio on an annual basis. In addition, the external independent loan review firm reviews past due loans and all significant classified assets and nonaccrual loans annually.

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

Allowance for Credit Losses

The amount of each allowance for credit losses account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant internal and external factors. While management utilizes its best judgment and information available, the ultimate adequacy of the Corporation's allowance for credit losses account is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolios, the economy, changes in interest rates, and the view of the regulatory authorities toward classification of assets. The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. For additional information regarding the Corporation's accounting policies related to credit losses, refer to Note 1, "Summary of Significant Accounting Policies" and Note 4, "Loans and Allowance for Credit Losses" to these consolidated financial statements.

The table below provides an allocation of the allowance for credit losses on loans by loan portfolio segment at December 31, 2025 and 2024; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	December 31, 2025
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$162	0.43%	$27,583	0.59%
Owner-occupied, nonfarm nonresidential properties	6,176	9.80	636,444	0.97
Agricultural production and other loans to farmers	37	0.09	5,989	0.62
Loans to depository institutions	20	0.04	2,439	0.82
Commercial and Industrial	9,360	12.00	778,978	1.20
Obligations (other than securities and leases) of states and political subdivisions	1,823	2.64	171,486	1.06
Other loans	454	0.74	47,719	0.95
Other construction loans and all land development and other land loans	4,366	5.64	366,174	1.19
Multifamily (5 or more) residential properties	4,314	10.93	709,832	0.61
Non-owner occupied, nonfarm nonresidential properties	15,467	21.86	1,419,643	1.09
1-4 Family Construction	350	0.64	41,659	0.84
Home equity lines of credit	1,884	3.86	250,823	0.75
Residential Mortgages secured by first liens	15,910	27.15	1,763,071	0.90
Residential Mortgages secured by junior liens	1,732	2.17	140,790	1.23
Other revolving credit plans	1,222	0.75	48,953	2.50
Automobile	207	0.26	17,037	1.22
Other consumer	3,056	0.79	51,474	5.94
Credit cards	146	0.20	13,276	1.10
Overdrafts	369	0.01	370	99.73
Total loans	$67,055	100.00%	$6,493,740	1.03%

	December 31, 2024
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$167	0.67%	$31,099	0.54%
Owner-occupied, nonfarm nonresidential properties	5,696	11.18	515,208	1.11
Agricultural production and other loans to farmers	37	0.14	6,492	0.57
Commercial and Industrial	7,759	15.60	718,775	1.08
Obligations (other than securities and leases) of states and political subdivisions	1,369	3.05	140,430	0.97
Other loans	329	0.61	28,110	1.17
Other construction loans and all land development and other land loans	2,571	6.14	282,912	0.91
Multifamily (5 or more) residential properties	2,969	8.92	411,146	0.72
Non-owner occupied, nonfarm nonresidential properties	10,110	22.42	1,033,541	0.98
1-4 Family Construction	198	0.57	26,431	0.75
Home equity lines of credit	1,340	3.61	166,327	0.81
Residential Mortgages secured by first liens	8,958	21.97	1,012,746	0.88
Residential Mortgages secured by junior liens	1,343	2.31	106,462	1.26
Other revolving credit plans	960	0.89	41,095	2.34
Automobile	275	0.45	20,961	1.31
Other consumer	2,892	1.17	53,821	5.37
Credit cards	127	0.29	13,143	0.97
Overdrafts	257	0.01	257	100.00
Total loans	$47,357	100.00%	$4,608,956	1.03%

The allowance for credit losses measured as a percentage of total loans was 1.03% as of December 31, 2025 and 2024.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the year ended December 31, 2025, the increase in the allowance for credit losses was primarily driven by the ESSA acquisition, including the $18.2 million in PCD and Purchased Seasoned Loans ("PSL") allowance established on the acquisition date, as well as growth in the Corporation’s loan portfolio. Significant uncertainty continues to affect both the domestic and global economic outlook due to changes in U.S. tariffs and corresponding policy actions by trading partners, persistently elevated interest rates, fluctuating consumer confidence, and ongoing geopolitical conflicts. Management will continue to proactively reassess its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2025 and 2024.

Additional information related to credit loss expense and net (charge-offs) recoveries at December 31, 2025, 2024, and 2023 is presented in the tables below.

	Year Ended December 31, 2025
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(5)	$—	$29,606	—%
Owner-occupied, nonfarm nonresidential properties	653	(1,461)	589,414	(0.25)
Agricultural production and other loans to farmers	—	—	6,366	—
Loans to depository institutions	(38)	—	7,090	—
Commercial and Industrial	1,962	(934)	748,932	(0.12)
Obligations (other than securities and leases) of states and political subdivisions	(117)	—	159,150	—
Other loans	125	—	39,235	—
Other construction loans and all land development and other land loans	779	—	327,010	—
Multifamily (5 or more) residential properties	785	(1,072)	540,620	(0.20)
Non-owner occupied, nonfarm nonresidential properties	2,284	—	1,166,508	—
1-4 Family Construction	(215)	—	30,704	—
Home equity lines of credit	390	(60)	202,054	(0.03)
Residential Mortgages secured by first liens	(1,445)	(351)	1,338,898	(0.03)
Residential Mortgages secured by junior liens	45	(260)	123,032	(0.21)
Other revolving credit plans	405	(143)	41,600	(0.34)
Automobile	(27)	(46)	18,958	(0.24)
Other consumer	2,241	(2,107)	51,761	(4.07)
Credit cards	474	(455)	14,990	(3.04)
Overdrafts	351	(304)	223	(136.32)
Total	$8,647	$(7,193)	$5,436,151	(0.13)%
(1) Excludes provision for credit losses totaling $208 thousand related to unfunded commitments. Note 19, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

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
(1) Excludes provision for credit losses totaling $185 thousand related to unfunded commitments. Note 19, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Year Ended December 31, 2023 (1)
	Provision (Benefit) for Credit Losses on Loans Receivable (2)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(21)	$—	$34,397	—%
Owner-occupied, nonfarm nonresidential properties	1,223	3	502,925	—
Agricultural production and other loans to farmers	1	—	1,255	—
Commercial and Industrial	(312)	46	777,991	0.01
Obligations (other than securities and leases) of states and political subdivisions	764	—	154,225	—
Other loans	(67)	—	30,410	—
Other construction loans and all land development and other land loans	(423)	—	435,967	—
Multifamily (5 or more) residential properties	(1,043)	(59)	259,557	(0.02)
Non-owner occupied, nonfarm nonresidential properties	2,814	(684)	838,674	(0.08)
1-4 Family Construction	(136)	—	55,392	—
Home equity lines of credit	(324)	(5)	124,865	—
Residential Mortgages secured by first liens	(96)	(114)	966,225	(0.01)
Residential Mortgages secured by junior liens	452	—	84,803	—
Other revolving credit plans	344	(89)	41,417	(0.21)
Automobile	144	(55)	25,044	(0.22)
Other consumer	1,839	(1,848)	49,631	(3.72)
Credit cards	199	(171)	13,261	(1.29)
Overdrafts	479	(465)	302	(153.97)
Total loans	$5,837	$(3,441)	$4,396,341	(0.08)%
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the provision (benefit) for credit losses on loans receivable column disclosure as of December 31, 2023, to reflect the revisions for the applicable portfolio segments.
(2) Excludes provision for credit losses totaling $156 thousand related to unfunded commitments. Note 19, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

During the year ended December 31, 2025, the Corporation recorded a provision for credit losses of $8.9 million compared to $9.2 million for the year ended December 31, 2024. Included in the provision for credit losses for the year ended December 31, 2025 was a $208 thousand expense related to the allowance for unfunded commitments compared to a $185 thousand expense for the year ended December 31, 2024. Net charge-offs during the year ended December 31, 2025 were $7.2 million, or 0.13% of average total loans and loans held for sale, compared to $7.5 million, or 0.17% of average total loans and loans held for sale, during the year ended December 31, 2024.

Premises and Equipment

During the years ended December 31, 2025 and 2024, the Corporation invested $6.3 million and $16.3 million, respectively, in its physical infrastructure through the purchase of land, buildings, and equipment. The year ended December 31, 2025 includes premises and equipment related to the ESSA acquisition.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance ("BOLI"). The policies cover executive officers, directors and a select group of other employees with the Bank being named as beneficiary. Earnings from BOLI assist the Corporation in offsetting its benefit costs. The Corporation made no purchases of BOLI during the years ended December 31, 2025 and December 31, 2024, respectively.

Funding Sources

Deposits

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	December 31, 2025	Percent of Deposits in Each Category to Total Deposits	December 31, 2024	Percent of Deposits in Each Category to Total Deposits	Percentage change 2025 vs. 2024
Noninterest-bearing demand deposits	$1,092,076	15.54%	$819,680	15.26%	33.2%
Interest-bearing demand deposits	1,014,606	14.44	706,796	13.16	43.6
Savings	3,822,639	54.40	3,122,028	58.12	22.4
Certificates of deposit	1,097,788	15.62	722,860	13.46	51.9
Total	$7,027,109	100.00%	$5,371,364	100.00%	30.8%

At December 31, 2025, total deposits were $7.0 billion, reflecting an increase of $1.7 billion, or 30.8%, from December 31, 2024. Organic deposit growth for the full year of 2025, excluding $1.5 billion in deposits, net of estimated purchase accounting fair value adjustments, assumed in the ESSA acquisition and including $88.1 million in deposits classified as held for sale, total deposits increased $288.1 million, or 5.36%, compared to December 31, 2024. The $88.1 million in deposits classified as held for sale as of December 31, 2025 are associated with a planned sale of certain customer deposit accounts that are part of a broader strategic initiative to optimize the Corporation’s branch and market footprint following the ESSA acquisition. The increase in deposits was primarily attributable to retail account growth, as well as an increase in Treasury Management-sourced business including municipal deposits.

The following table sets forth the average balances of and the average rates paid on deposits for the period indicated.

	Year Ended December 31,
	2025		2024		2023
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Noninterest-bearing demand deposits	$965,942	—%	$781,780	—%	$793,713	—%
Interest-bearing demand deposits	832,291	0.95	705,488	0.77	853,632	0.54
Savings	3,369,184	2.88	3,052,031	3.46	2,666,905	2.92
Certificates of deposit	921,467	3.87	570,911	3.92	517,017	2.97
Total	$6,088,884		$5,110,210		$4,831,267

The following table presents additional information about our December 31, 2025 and 2024 deposits:

	December 31, 2025	December 31, 2024
Time deposits not covered by deposit insurance	$75,807	$58,330
Total deposits not covered by deposit insurance	2,006,055	1,516,839

At December 31, 2025, the total estimated uninsured deposits for CNB Bank were approximately $2.0 billion, or approximately 28.13% of total CNB Bank deposits. However, when excluding affiliate company deposits of $18.4 million and pledged-investment collateralized deposits of $680.4 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $1.3 billion, or approximately 18.33% of total CNB Bank deposits as of December 31, 2025.

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

Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2025 were as follows:

December 31, 2025
3 months or less	$22,520
Over 3 through 6 months	12,835
Over 6 through 12 months	21,799
Over 12 months	18,653
Total	$75,807

Borrowings

Periodically, the Corporation utilizes term borrowings from the FHLB and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 11, "Borrowings," to the consolidated financial statements. There were $164 million in short term FHLB borrowings as of December 31, 2025, compared to zero at December 31, 2024. The increase in short-term borrowings at December 31, 2025 compared to December 31, 2024 was attributable to borrowings assumed with the ESSA acquisition.

In June 2021, the Corporation sold $85.0 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "2031 Notes") to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The 2031 Notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. Additional details about our subordinated debentures and notes are included in Note 11, "Borrowings" in the accompanying notes to consolidated financial statements.

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

At December 31, 2025, the Corporation’s cash and cash equivalents position was approximately $527.9 million, including liquidity of $441.5 million held at the Federal Reserve. These excess funds, when combined with collective contingent liquidity resources of $6.4 billion including (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, resulted in total available liquidity sources for the Corporation as of December 31, 2025 to be approximately 5.2 times the estimated amount of adjusted uninsured deposit balances.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of December 31, 2025:

Net Available
FHLB borrowing capacity (1)	$1,879,963
Federal Reserve borrowing capacity (2)	395,641
Brokered deposits (3)	2,614,299
Other third-party funding channels (3) (4)	1,461,568
Total net available liquidity and borrowing capacity	$6,351,471
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window, BIC program and Bank Term Funding Program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of December 31, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2025. The Corporation’s material contractual obligations as of December 31, 2025 consist of (i) long-term borrowings - Note 11, "Borrowings," (ii) operating and finance leases - Note 8, "Leases," (iii) time deposits with stated maturity dates - Note 10, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 19, "Off-Balance Sheet Commitments and Contingencies."

Shareholders’ Equity, Capital Ratios and Metrics

Shareholders' Equity

As of December 31, 2025, the Corporation’s total shareholders’ equity was $872.1 million, representing an increase of $261.4 million, or 42.81%, from December 31, 2024. The increase resulted from an increase in additional paid in capital of $202.6 million related to the ESSA acquisition, and a decrease in accumulated other comprehensive loss, primarily from the after-tax impact of temporary unrealized valuation changes in the Corporation's available-for-sale investment portfolio, and growth in earnings, partially offset by the payment of common and preferred stock dividends to the Corporation's shareholders during the year ended December 31, 2025.

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

As of December 31, 2025, all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation’s capital ratios and book value per common share at December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Total risk-based capital ratio	14.78%	16.16%
Tier 1 capital ratio	12.65%	13.41%
Common equity tier 1 ratio	11.44%	11.76%
Leverage ratio	9.87%	10.43%
Common shareholders' equity/total assets	9.70%	8.93%
Tangible common equity/tangible assets (1)	8.36%	8.28%
Book value per common share	$27.63	$26.34
Tangible book value per common share (1)	$23.48	$24.24
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

Average Balances, Interest Rates and Yields

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. See Note 1, "Summary of Significant Accounting Policies," and Note 4, "Loans Receivable and Allowance for Credit Losses," to the consolidated financial statements for more information about pooling of loans for the allowance for credit losses.

The following table presents average balances of certain measures of our financial condition and net interest margin for the specified years.

	December 31, 2025			December 31, 2024			December 31, 2023
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

ASSETS:
Securities:
Taxable (1) (4)	$778,122	2.85%	$23,331	$700,078	2.14%	$16,059	$720,818	1.89%	$14,766
Tax-exempt (1) (2) (4)	24,646	2.64	700	25,919	2.60	731	30,153	2.59	844
Equity securities (1) (2)	14,436	6.14	886	7,058	5.71	403	10,005	5.09	509
Total securities (4)	817,204	2.90	24,917	733,055	2.19	17,193	760,976	1.96	16,119
Loans receivable:
Commercial (2) (3)	1,579,792	6.80	107,350	1,440,667	6.88	99,184	1,501,202	6.63	99,587
Mortgage (2) (3) (5)	3,728,827	6.17	230,033	2,920,537	6.15	179,645	2,765,484	5.77	159,606
Consumer (3)	127,532	11.43	14,574	130,100	11.95	15,547	129,655	11.47	14,868
Total loans receivable (3)	5,436,151	6.47	351,957	4,491,304	6.55	294,376	4,396,341	6.23	274,061
Other earning assets	376,079	4.43	16,648	274,828	5.41	14,856	74,800	6.03	4,513
Total earning assets	6,629,434	5.90	$393,522	5,499,187	5.88	$326,425	5,232,117	5.57	$294,693
Noninterest-bearing assets:
Cash and due from banks	67,775			56,295			54,824
Premises and equipment	138,465			116,341			107,635
Other assets	357,700			269,167			251,725
Allowance for credit losses	(56,177)			(46,032)			(44,930)
Total noninterest-bearing assets	507,763			395,771			369,254
TOTAL ASSETS	$7,137,197			$5,894,958			$5,601,371
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$832,291	0.95%	$7,894	$705,488	0.77%	$5,451	$853,632	0.54%	$4,626
Savings	3,369,184	2.88	97,033	3,052,031	3.46	105,675	2,666,905	2.92	77,782
Time	921,467	3.87	35,638	570,911	3.92	22,367	517,017	2.97	15,362
Total interest-bearing deposits	5,122,942	2.74	140,565	4,328,430	3.08	133,493	4,037,554	2.42	97,770
Short-term borrowings	100,734	4.30	4,336	—	—	—	35,224	5.07	1,787
Finance lease liabilities	17,046	6.58	1,122	247	4.45	11	339	4.42	15
Subordinated notes and debentures	105,342	4.07	4,286	105,039	4.28	4,497	104,735	4.10	4,295
Total interest-bearing liabilities	5,346,064	2.81	$150,309	4,433,716	3.11	$138,001	4,177,852	2.49	$103,867
Demand—noninterest-bearing	965,942			781,780			793,713
Other liabilities	101,950			86,912			79,473
Total liabilities	6,413,956			5,302,408			5,051,038
Shareholders’ equity	723,241			592,550			550,333
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,137,197			$5,894,958			$5,601,371
Interest income/Earning assets		5.90%	$393,522		5.88%	$326,425		5.57%	$294,693
Interest expense/Interest-bearing liabilities		2.81	150,309		3.11	138,001		2.49	103,867
Net interest spread		3.09%	$243,213		2.77%	$188,424		3.08%	$190,826
Interest income/Earning assets		5.90%	$393,522		5.88%	$326,425		5.57%	$294,693
Interest expense/Earning assets		2.25	150,309		2.49	138,001		1.96	103,867
Net interest margin (fully tax-equivalent)		3.65%	$243,213		3.39%	$188,424		3.61%	$190,826
(1) Includes unamortized discounts and premiums.

(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the years ended December 31, 2025, 2024, and 2023 were $1.2 million, $955 thousand, and $997 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS debt securities and amortized cost of HTM debt securities. Average yield has been computed using amortized cost average balance for AFS and HTM debt securities. The adjustment to the average balance for securities in the calculation of average yield for the years ended December 31, 2025, 2024, and 2023 were $(41.2) million, $(53.1) million, and $(61.1) million, respectively.
(5) Includes loans held for sale.

Volume Analysis of Changes in Net Interest Income

The following table presents the change in net interest income for the years specified.

	Analysis of Year-to-Year Changes in Net Interest Income
	2025 compared to 2024			2024 compared to 2023
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets
Securities:
Taxable	$1,747	$5,525	$7,272	$(462)	$1,755	$1,293
Tax-Exempt (2)	(41)	10	(31)	(116)	3	(113)
Equity Securities (2)	421	62	483	(150)	44	(106)
Total Securities	2,127	5,597	7,724	(728)	1,802	1,074
Loans:
Commercial (2)	9,430	(1,264)	8,166	(4,015)	3,612	(403)
Mortgage (2)	49,642	746	50,388	8,911	11,128	20,039
Consumer	(310)	(663)	(973)	53	626	679
Total Loans	58,762	(1,181)	57,581	4,949	15,366	20,315
Other Earning Assets	5,478	(3,686)	1,792	12,052	(1,709)	10,343
Total Earning Assets	$66,367	$730	$67,097	$16,273	$15,459	$31,732

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – Interest Bearing	$945	$1,498	$2,443	$(802)	$1,627	$825
Savings	10,899	(19,541)	(8,642)	11,367	16,526	27,893
Time	13,732	(461)	13,271	1,566	5,439	7,005
Total Interest Bearing Deposits	25,576	(18,504)	7,072	12,131	23,592	35,723
Short-Term Borrowings	4,336	—	4,336	(1,787)	—	(1,787)
Finance Lease Liabilities	748	363	1,111	(4)	—	(4)
Subordinated Debentures	10	(221)	(211)	12	190	202
Total Interest Bearing Liabilities	$30,670	$(18,362)	$12,308	$10,352	$23,782	$34,134

Change in Net Interest Income	$35,697	$19,092	$54,789	$5,921	$(8,323)	$(2,402)

(1) The change in interest due to both volume and rate have been allocated entirely to volume changes.
(2) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the year ended December 31, 2025 and 2024.

Results of Operations
Year Ended December 31, 2025 vs. Year Ended December 31, 2024

Overview of the Statements of Income and Comprehensive Income

Net income available to common shareholders ("earnings") was $61.8 million, or $2.49 per diluted share, for the year ended December 31, 2025. Excluding after-tax merger transaction related expenses, adjusted earnings were $73.4 million, or $2.95 per diluted share, for the year ended December 31, 2025, reflecting an increase of $23.2 million, or 46.06%, and $0.56 per diluted share, or 23.43%, compared to earnings of $50.3 million, or $2.39 per diluted share, for the year ended December 31, 2024. The full-year increase was primarily due to the overall impact of the acquisition of ESSA, coupled with an increase in net interest income, partially offset by an increase in non-interest expense, as discussed in more detail below. PPNR, a non-GAAP measure, was $91.3 million for the year ended December 31, 2025. Excluding merger and integration costs, adjusted PPNR was $105.1 million for the year ended December 31, 2025, compared to $76.6 million for the year ended December 31, 2024. The increase in year-to-date adjusted PPNR, when compared to the PPNR for the year ended December 31, 2024, was primarily due to the overall impact of incremental PPNR resulting from the acquisition of ESSA, coupled with an increase in net interest income across the legacy franchise for the year, partially offset by an increase in non-interest expense.

Return on average equity was 9.14% for the year ended December 31, 2025. Excluding after-tax merger transaction related expenses, return on average equity was 10.75% for the year ended December 31, 2025, compared to 9.21% for the year ended December 31, 2024. Return on average tangible common equity, a non-GAAP measure, was 10.59% for the year ended December 31, 2025. Excluding after-tax merger transaction related expenses, return on average tangible common equity was 12.58% for the year ended December 31, 2025, compared to 10.25% for the year ended December 31, 2024.

The Corporation's efficiency ratio was 67.64% for the year ended December 31, 2025, and 66.35% on a fully tax-equivalent basis, a non-GAAP measure. Excluding merger and integration costs, the efficiency ratio on a fully tax-equivalent basis was 61.49% for the year ended December 31, 2025, compared to 65.47% for the year ended December 31, 2024. The year-over-year decrease was primarily driven by higher net interest income, partially offset by higher non-interest expense, and also reflected the anticipated economies-of-scale operational efficiencies resulting from the ESSA acquisition.

Interest Income and Expense

Net interest income was $242.0 million for the year ended December 31, 2025 compared to $187.5 million for the year ended December 31, 2024. When comparing the year ended December 31, 2025 to the year ended December 31, 2024, the increase in net interest income of $54.6 million, or 29.11%, was due to investment and loan growth, coupled with the impact of the ESSA acquisition, including $6.6 million in purchase accounting loan accretion realized for the period from the July 23, 2025 acquisition date through December 31, 2025.

Net interest margin was 3.65% and 3.41% for the years ended December 31, 2025 and 2024, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.65% and 3.39% for the years ended December 31, 2025 and 2024, respectively. Excluding the $6.6 million in purchase accounting loan accretion, net interest margin on a fully tax-equivalent basis for the year ended December 31, 2025 was 3.55%.

The yield on earning assets for the year ended December 31, 2025 was 5.90%, an increase of 2 basis points from December 31, 2024. The increase in yield compared to December 31, 2024 was primarily attributable to the $6.6 million in purchase accounting loan accretion.

Provision for Credit Losses

The Corporation recorded a provision for credit losses of $8.9 million in 2025 compared to $9.2 million in 2024. Included in the provision for credit losses for the year ended December 31, 2025 was a $208 thousand expense related to the allowance for unfunded commitments compared to $185 thousand for the year ended December 31, 2024. Net loan charge-offs were $7.2 million during the year ended December 31, 2025, compared to $7.5 million during the year ended December 31, 2024. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses in 2025 were appropriate and the allowance for credit losses was adequate to absorb losses in the loan portfolio at December 31, 2025.

Non-Interest Income

Total non-interest income was $40.2 million for the year ended December 31, 2025, compared to $39.1 million for the year ended December 31, 2024. This increase was primarily due to the overall impact of the acquisition of ESSA, organic increases in wealth and asset management fees and a $1.1 million transition fee for the Corporation moving its existing retail investment business platform to a new provider, an increase in bank owned life insurance benefits, primarily from the result of $1.0 million in death benefit proceeds, and net realized gain on available-for-sale securities, partially offset by a decrease in other non-interest income resulting from a $1.6 million loss on sale of certain commercial real estate loans and lower pass-through income from small business companies ("SBIC").

Non-Interest Expense

For the year ended December 31, 2025, total non-interest expense was $190.9 million. Excluding merger and integration costs, total non-interest expense was $177.1 million compared to $150.0 million for the year ended December 31, 2024. Excluding merger and integration costs, the increase of $27.1 million, or 18.04%, from the year ended December 31, 2024 was primarily driven by higher salaries and benefits. This reflects staff additions related to the ESSA acquisition, merit-based annual increases in base salaries, higher incentive compensation accruals (due to strong financial performance in 2025), increased retirement plan contribution accruals and higher health insurance costs. Occupancy expense also increased, largely due to higher rent associated with additional full-service office locations added both before and after the ESSA acquisition. Technology expense increased, primarily due to the above-mentioned ESSA acquisition and investments in automation applications. In addition, the full-year 2025 included increases in the amortization of core deposit intangibles and other non-interest expenses, which were impacted by business development activities.

Income Tax Expense

Income tax expense was $16.3 million in 2025, compared to $12.8 million in 2024. The effective tax rates were 19.81% and 18.98% for 2025 and 2024, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance.

Year Ended December 31, 2024 vs. Year Ended December 31, 2023

Overview of the Statements of Income and Comprehensive Income

Earnings were $50.3 million, or $2.39 per diluted share, for the year ended December 31, 2024, compared to earnings of $53.7 million, or $2.55 per diluted share, for the year ended December 31, 2023. The decrease in diluted earnings per share in the year ended December 31, 2024 was primarily due to the rise in deposit costs year over year. In addition, during the year ended December 31, 2024, the Corporation repurchased 23,988 shares of common stock at a weighted average price per share of $18.33, compared to repurchases of 326,459 shares of common stock at a weighted average price per share of $20.08 during the year ended December 31, 2023. PPNR, a non-GAAP measure, was $76.6 million for the year ended December 31, 2024, compared to $77.8 million for the year ended December 31, 2023. The decrease in PPNR for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily driven by the year-over-year increase in deposit costs combined with increases in certain personnel costs (primarily from new offices and personnel added in the recently added expansion markets of Cleveland, OH and Roanoke, VA) and the growth in technology expenses for recently completed full implementation of certain franchise-wide business development and customer management applications.

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

Provision for Credit Losses

The Corporation recorded a provision for credit losses of $9.2 million in 2024 compared to $6.0 million in 2023. Included in the provision for credit losses for the year ended December 31, 2024 was a $185 thousand expense related to the allowance for unfunded commitments compared to $156 thousand for the year ended December 31, 2023. The $3.2 million increase in the provision expense for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily a result of the higher loan portfolio growth. Net loan charge-offs were $7.5 million during the year ended December 31, 2024, compared to $3.4 million during the year ended December 31, 2023. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

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

Income Tax Expense

Income tax expense was $12.8 million in 2024 compared to $13.8 million in 2023. The effective tax rates were 18.98% and 19.22% for 2024 and 2023, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance.

Off-Balance Sheet Arrangements

Assets under management and assets under custody are held in fiduciary or custodial capacity for the Corporation's clients. In accordance with GAAP, these assets are not included on the Corporation's balance sheet.

The Corporation is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of the Corporation's clients. These financial instruments include commitments to extend credit and standby letters of credit. Further discussion of these commitments is included Note 19, "Off-Balance Sheet Commitments and Contingencies."

Critical Accounting Policies and Estimates

The Corporation's consolidated financial statements are prepared in accordance with GAAP and follow general practices within the industries in which the Corporation operates. The most significant accounting policies used by the Corporation are presented in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on the Corporation's financial reporting. For the Corporation, these estimates and assumptions include accounting for the allowance for credit losses, fair value measurements, and goodwill.

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

Other key assumptions in the calculation of the allowance for credit loss include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The macro-economic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at December 31, 2025 were four quarters and eight quarters, respectively. Prepayment and curtailment assumptions are based on the Corporation's historical experience over the trailing 12 months and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on segment.

The quantitative estimated losses are supplemented by more qualitative factors that impact potential losses. Qualitative factors include changes in underwriting standards, changes in lending staff, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. The allowance for credit loss may be materially affected by these qualitative factors, especially during periods of economic uncertainty, for items not reflected in the lifetime credit loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. The qualitative factors applied at December 31, 2025, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of allowance for credit loss calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.

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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note 1, "Summary of Significant Accounting Policies" and in Note 5, "Fair Value."

Business Combinations and Goodwill

For mergers and acquisitions, the Corporation is required to record the assets acquired, including identified intangible assets such as core deposit intangibles, and the liabilities assumed at their fair value. The difference between consideration and the net fair value of assets acquired is recorded as goodwill. Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PSL and PCD loans is recognized within acquisition accounting. Fair value adjustments are amortized or accreted into the income statement over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the merger or acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations. The carrying value of goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.

The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. In addition, the Corporation engages third party specialists to assist in the development of fair values. Preliminary estimates of fair values may be adjusted for a period of time subsequent to the merger or acquisition date if new information is obtained about facts and circumstances that existed as of the merger or acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. Management uses various valuation methodologies to estimate the fair value of these assets and liabilities, and often involves a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets, and certain other assets and liabilities.

Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of assets, including goodwill and liabilities, which could result in impairment losses affecting our financial statements as a whole and our banking subsidiary in which the goodwill resides.

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	Twelve Months Ended
	December 31, 2025	December 31, 2024
Calculation of net income available to common (GAAP):
Net income	$66,131	$54,575
Less: preferred stock dividends	4,302	4,302
Net income available to common shareholders	$61,829	$50,273

Adjusted calculation of net income available to common (non-GAAP):
Net income available to common shareholders	$61,829	$50,273
Add: merger transaction related expenses, net of tax (non-GAAP)	11,600	—
Adjusted net income available to common shareholders (non-GAAP)	$73,429	$50,273

	Twelve Months Ended
	December 31, 2025	December 31, 2024
Calculation of merger transaction related expenses, net of tax (non-GAAP) (1):
Merger transaction related expenses - non deductible	$3,234	$—

Merger transaction related expenses - deductible	10,590	—
Statutory federal tax rate	21%	21%
Tax benefit (expense) of merger and integration costs (non-GAAP)	2,224	—
Merger transaction related expenses - deductible, net of tax	8,366	—

Merger transaction related expenses, net of tax (non-GAAP)	$11,600	$—

(1) Merger transaction related expenses represent legal, advisory, severance, technology conversion, and other expenses directly related to the ESSA acquisition. Management believes exclusion of these non-recurring charges provides more meaningful period-over-period comparisons of operating performance.

	Years Ended
	December 31,
	2025	2024
Calculation of PPNR (non-GAAP): (1)
Net interest income	$242,036	$187,469
Add: Non-interest income	40,165	39,114
Less: Non-interest expense	190,881	150,002
PPNR (non-GAAP)	$91,320	$76,581

Adjusted calculation of PPNR (non-GAAP): (1)
Net interest income	$242,036	$187,469
Add: Non-interest income	40,165	39,114
Less: Non-interest expense	190,881	150,002
Add: Merger and integration costs (non-GAAP)	13,824
Adjusted PPNR (non-GAAP)	$105,144	$76,581

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	Twelve Months Ended
	December 31, 2025	December 31, 2024
Basic earnings per common share computation:
Net income available to common shareholders	$61,829	$50,273
Less: net income available to common shareholders allocated to participating securities	476	388
Net income available to common shareholders allocated to common stock	$61,353	$49,885

Weighted average common shares outstanding, including shares considered participating securities	24,755	20,993
Less: average participating securities	169	155
Weighted average shares	24,586	20,838
Basic earnings per common share	$2.50	$2.39

Diluted earnings per common share computation:
Net income available to common shareholders allocated to common stock	$61,353	$49,885

Weighted average common shares outstanding for basic earnings per common share	24,586	20,838
Add: dilutive effect of stock compensation	83	62
Weighted average shares and dilutive potential common shares	24,669	20,900
Diluted earnings per common share	$2.49	$2.39

Adjusted basic earnings per common share computation (non-GAAP):
Net income available to common shareholders	$61,829	$50,273
Add: merger transaction related expenses, net of tax (non-GAAP)	11,600	—
Less: net income available to common shareholders allocated to participating securities	476	388
Adjustment to net income available to common shareholders allocated to participating securities for merger transaction related expenses, net of tax (non-GAAP)	79	—
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$72,874	$49,885

Weighted average common shares outstanding, including shares considered participating securities	24,755	20,993
Less: average participating securities	169	155
Weighted average shares	24,586	20,838
Adjusted basic earnings per common share (non-GAAP)	$2.96	$2.39

Adjusted diluted earnings per common share computation (non-GAAP):
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$72,874	$49,885

Weighted average common shares outstanding for basic earnings per common share	24,586	20,838
Add: dilutive effect of stock compensation	83	62
Weighted average shares and dilutive potential common shares	24,669	20,900
Adjusted diluted earnings per common share (non-GAAP)	$2.95	$2.39

	December 31,	December 31,
	2025	2024
Calculation of tangible book value per common share and tangible common equity / tangible assets (non-GAAP):
Shareholders' equity	$872,127	$610,695
Less: preferred equity	57,785	57,785
Common shareholders' equity	814,342	552,910
Less: goodwill and other intangibles	88,512	43,874
Less: core deposit intangible	33,693	206
Tangible common equity (non-GAAP)	$692,137	$508,830

Total assets	$8,396,435	$6,192,010
Less: goodwill and other intangibles	88,512	43,874
Less: core deposit intangible	33,693	206
Tangible assets (non-GAAP)	$8,274,230	$6,147,930

Ending shares outstanding	29,473,352	20,987,992

Book value per common share (GAAP)	$27.63	$26.34
Tangible book value per common share (non-GAAP)	$23.48	$24.24

Common shareholders' equity / Total assets (GAAP)	9.70%	8.93%
Tangible common equity / Tangible assets (non-GAAP)	8.36%	8.28%

	Years Ended
	December 31,
	2025	2024
Calculation of net interest margin:
Interest income	$392,345	$325,470
Interest expense	150,309	138,001
Net interest income	$242,036	$187,469

Average total earning assets	$6,629,434	$5,499,187

Net interest margin (GAAP)	3.65%	3.41%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$392,345	$325,470
Tax equivalent adjustment (non-GAAP)	1,177	955
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	393,522	326,425
Interest expense	150,309	138,001
Net interest income (fully tax equivalent basis) (non-GAAP)	$243,213	$188,424

Average total earning assets	$6,629,434	$5,499,187
Less: average mark to market adjustment on investments (non-GAAP)	(41,218)	(53,087)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$6,670,652	$5,552,274

Net interest margin, fully tax equivalent basis (non-GAAP)	3.65%	3.39%
Calculation of net interest margin, excluding purchase accounting loan accretion (fully tax equivalent basis) (non-GAAP) (1):
Net interest income (fully tax equivalent basis) (non-GAAP)	$243,213	$188,424
Less: purchase accounting loan accretion	(6,578)	0
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	$236,635	$188,424

Adjusted average total earning assets, net of mark to market (non-GAAP)	$6,670,652	$5,552,274
Adjusted net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.55%	3.39%
(1) Purchase accounting loan accretion represents income recognized on estimated fair value adjustments to acquired loans.

	Years Ended
	December 31,
	2025	2024
Calculation of efficiency ratio:
Non-interest expense	$190,881	$150,002

Non-interest income	$40,165	$39,114
Net interest income	242,036	187,469
Total revenue	$282,201	$226,583
Efficiency ratio	67.64%	66.20%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$190,881	$150,002
Less: core deposit intangible amortization	1,848	73
Adjusted non-interest expense (non-GAAP)	$189,033	$149,929

Non-interest income	$40,165	$39,114

Net interest income	$242,036	187,469
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	6,551	5,635
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	9,266	8,068
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	244,751	189,902
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$284,916	$229,016

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	66.35%	65.47%

Adjusted calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Adjusted non-interest expense (non-GAAP)	$189,033	$149,929
Less: merger and integration costs (non-GAAP)	13,824	—
Adjusted non-interest expense (non-GAAP)	$175,209	$149,929

Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$284,916	$229,016

Adjusted efficiency ratio (fully tax equivalent basis) (non-GAAP)	61.49%	65.47%

	Years Ended
	December 31,
	2025	2024
Calculation of return on average tangible common equity (non-GAAP):
Net income	$66,131	$54,575
Less: preferred stock dividends	4,302	4,302
Net income available to common shareholders	$61,829	$50,273

Average shareholders' equity	$723,241	$592,550
Less: average goodwill & intangibles	81,548	44,118
Less: average preferred equity	57,785	57,785
Tangible common shareholders' equity (non-GAAP)	$583,908	$490,647

Return on average equity (GAAP)	9.14%	9.21%
Return on average common equity (GAAP)	9.29%	9.40%
Return on average tangible common equity (non-GAAP)	10.59%	10.25%

Adjusted calculation of return on average equity (non-GAAP):
Net income	$66,131	$54,575
Add: merger transaction related expenses, net of tax (non-GAAP)	11,600	—
Adjusted net income (non-GAAP)	$77,731	$54,575

Average shareholders' equity	$723,241	$592,550

Adjusted return on average equity (non-GAAP) (annualized)	10.75%	9.21%

Adjusted calculation of return on average tangible common equity (non-GAAP):
Net income available to common shareholders	$61,829	$50,273
Add: merger transaction related expenses, net of tax (non-GAAP)	11,600	—
Adjusted net income available to common shareholders	$73,429	$50,273

Average tangible common shareholders' equity (non-GAAP)	$583,908	$490,647

Adjusted return on average tangible common equity (non-GAAP) (annualized)	12.58%	10.25%

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

	% Change in Net Interest Income
Change in Basis Points	December 31, 2025	December 31, 2024
300	1.6%	(0.2)%
200	1.5%	0.5%
100	1.0%	0.5%
(100)	(1.8)%	(1.1)%
(200)	(2.0)%	(1.4)%
(300)	(2.8)%	(3.3)%

At December 31, 2025, the Corporation has approximately $4.1 billion in outstanding loan balances that are rate sensitive over the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
CNB Financial Corporation
Clearfield, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation ("Corporation") as of December 31, 2025 and 2024 , the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Corporation’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2026, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses on Loans – Qualitative Factors

Description of the Critical Audit Matter

As described in Notes 1 and 4 to the financial statements, the Corporation’s loan portfolio totaled $6.5 billion as of December 31, 2025, and the allowance for credit losses on loans ("ACL") was $67.1 million. This represents an estimate of expected losses inherent within the Corporation’s loan portfolio.

The Corporation establishes an allowance representing the estimate of expected credit losses over the estimated life of the existing portfolio of loans. The Corporation measures expected credit losses based on a pooled loan basis when similar risk characteristics exist by primarily applying a discounted cash flow ("DCF") model. The calculated quantitative estimated losses are supplemented by qualitative factors that impact expected credit losses. Qualitative factors include changes in underwriting standards, changes in external environment, changes in lending experience and depth and other factors. The allowance for credit loss may be materially affected by these qualitative factors, especially during periods of economic uncertainty, for items not reflected in the lifetime credit loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.

We identified the qualitative factor adjustments to the allowance for credit losses as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity in auditing management’s measurements of those qualitative factor adjustments related to economic conditions, changes in underwriting and lending experience and depth. Auditing these assumptions required a high degree of auditor effort, specialized skills and knowledge, and significant auditor judgment to determine the relevance and reliability of data used in the development of the assumptions utilized by the Corporation.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures performed to address the critical audit matter included:

•We obtained an understanding of the Corporation's model and process for determining the allowance for credit losses and evaluated the design and tested the operating effectiveness of controls relating to this estimate, including controls over management’s review and approval of relevant qualitative factor adjustments applied within the qualitative framework to address risks not already incorporated within the model.

•We evaluated management’s methodology for developing the qualitative factor adjustments related to economic conditions, changes in underwriting and lending experience and depth and the completeness and accuracy of data utilized in development of such adjustments.

•Our evaluation focused on the qualitative factor framework as a whole, including how management’s judgments across multiple factors collectively influence the allowance and adjust quantitative model outputs. We assessed whether the combined effect of these judgments was reasonable, internally consistent, and supported by relevant data and governance processes.

Business Combination – Fair Value of Acquired Loans Receivable

Description of the Critical Audit Matter

As described in Notes 1 and 2 to the financial statements, on July 23, 2025, the Corporation completed its acquisition of ESSA Bancorp, Inc. and its subsidiary bank, ESSA Bank & Trust Company, pursuant to the merger agreement dated as of January 9, 2025. The assets acquired and liabilities assumed are required to be measured at fair value at the date of acquisition under the purchase method of accounting. The Corporation acquired loans receivable with a fair value of $1.66 billion.

As disclosed by the Corporation, the fair value of the acquired loans receivable were estimated using a discounted cash flow method on an individual loan basis. To estimate the value of the loans, each loans’ contractual cash flows were projected, adjusted for expected prepayments and credit losses. Assumptions for credit losses were based off the risk characteristics of each loan. The projected cash flows were then discounted to present value using a discount rate based on the relative risk of the cash flows.

We identified the valuation of the acquired loans receivable in the Merger as a critical audit matter. The principal consideration for that determination included the high degree of judgment required by management in developing the assumptions used in the discounted cash flow methodology. This required a high degree of auditor judgment and effort in performing procedures to evaluate audit evidence related to the judgments made by management and required the use of professionals with specialized skill and knowledge to determine the relevance and reliability of assumptions utilized.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures performed to address the critical audit matter included:

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Corporation's process for estimating the acquired loans receivable fair value, including management's controls over establishing assumptions used; and evaluating the completeness and accuracy of key inputs and assumptions used.

•We evaluated the Corporation’s process to develop the fair values of the acquired loans receivable by testing the completeness and accuracy of data and assumptions that the Corporation used and considered the relevance and reliability of such data and assumptions.

•We utilized valuation specialists to assist in:
◦Evaluating the appropriateness of assumptions used in the model, and;
◦Testing the design of the model calculation through a re-performance of discounted cash flows on the loans receivable.

/s/ Forvis Mazars, LLP

We have served as the Corporation’s auditor since 2022.

Indianapolis, Indiana
March 11, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
CNB Financial Corporation
Clearfield, Pennsylvania

Opinion on the Internal Control over Financial Reporting

We have audited CNB Financial Corporation’s ("Corporation") internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Corporation as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated March 11, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2025, excluded ESSA Bancorp, Inc. ("ESSA") acquired on July 23, 2025. We have also excluded ESSA from the scope of our audit of internal control over financial reporting. ESSA represented approximately $32.9 million, or 14% of consolidated revenues for the year ended December 31, 2025, and approximately $1.7 billion, or 20% of consolidated total assets as of December 31, 2025.

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

/s/ Forvis Mazars, LLP

Indianapolis, Indiana
March 11, 2026

CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	December 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$78,197	$63,771
Interest-bearing deposits with Federal Reserve	441,501	375,009
Interest-bearing deposits with other financial institutions	8,198	4,255
Total cash and cash equivalents	527,896	443,035
Debt securities available-for-sale, at fair value (amortized cost of $618,912 as of December 31, 2025 and $520,223 as of December 31, 2024)	584,330	468,546
Debt securities held-to-maturity, at amortized cost (fair value $229,694 as of December 31, 2025 and $282,970, as of December 31, 2024)	242,138	306,081
Equity securities	10,865	10,456
Loans held for sale	2,517	762
Loans receivable
Syndicated loans	70,798	79,882
Loans	6,422,942	4,529,074
Total loans receivable	6,493,740	4,608,956
Less: allowance for credit losses	(67,055)	(47,357)
Net loans receivable	6,426,685	4,561,599
FHLB and other restricted stock holdings and investments	58,547	40,702
Premises and equipment, net	90,220	76,011
Operating & finance lease right-of-use assets	58,293	52,715
Bank owned life insurance	159,502	117,579
Mortgage servicing rights	2,608	1,251
Goodwill and other intangible assets	88,512	43,874
Core deposit intangible, net	33,693	206
Accrued interest receivable and other assets	110,629	69,193
Total Assets	$8,396,435	$6,192,010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$1,092,076	$819,680
Interest-bearing demand deposits	1,014,606	706,796
Savings	3,822,639	3,122,028
Certificates of deposit	1,097,788	722,860
Total deposits	7,027,109	5,371,364
Short-term borrowings	164,000	—
Deposits held for sale	88,119	—
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,874	84,570
Operating lease liabilities	43,747	40,315
Accrued interest payable and other liabilities	95,839	64,446
Total liabilities	7,524,308	5,581,315
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, No par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at December 31, 2025 and 2024	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 29,594,933 at December 31, 2025 and 21,235,503 at December 31, 2024	—	—
Additional paid in capital	422,653	219,876
Retained earnings	424,935	381,296
Treasury stock, at cost (121,581 shares at December 31, 2025 and 247,511 shares at December 31, 2024)	(2,581)	(4,689)
Accumulated other comprehensive loss	(30,665)	(43,573)
Total shareholders’ equity	872,127	610,695
Total Liabilities and Shareholders’ Equity	$8,396,435	$6,192,010

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Dollars in thousands, except per share data

	Year ended December 31,
	2025	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans including fees
Interest and fees on loans	$350,943	$293,544	$273,223
Securities and cash and cash equivalents:
Taxable	39,979	30,915	19,279
Tax-exempt	603	636	724
Dividends	820	375	470
Total interest and dividend income	392,345	325,470	293,696
INTEREST EXPENSE:
Deposits	140,565	133,493	97,770
Borrowed funds and finance lease liabilities	5,458	11	1,802
Subordinated debentures (includes $0, $0, and $(151) accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	4,286	4,497	4,295
Total interest expense	150,309	138,001	103,867
NET INTEREST INCOME	242,036	187,469	189,829
PROVISION FOR CREDIT LOSS EXPENSE	8,855	9,222	5,993
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	233,181	178,247	183,836
NON-INTEREST INCOME:
Service charges on deposit accounts	7,801	6,990	7,372
Other service charges and fees	1,862	2,973	3,010
Wealth and asset management fees	10,189	7,845	7,251
Net realized gains on available-for-sale securities (includes $1,168, $74, and $52 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	1,168	74	52
Net realized and unrealized gains (losses) on equity securities	1,262	754	(387)
Mortgage banking	756	673	676
Bank owned life insurance	4,770	3,110	2,945
Card processing and interchange income	9,225	8,666	8,301
Other non-interest income	3,132	8,029	4,115
Total non-interest income	40,165	39,114	33,335
NON-INTEREST EXPENSES:
Compensation and benefits (includes $(257), $(168), and $(174) accumulated other comprehensive income reclassifications for net amortization of actuarial (gains) losses, respectively)	89,723	74,536	71,062
Net occupancy expense	18,222	14,737	14,509
Amortization of core deposit intangible	1,848	73	84
Technology expense	23,744	21,805	20,202
State and local taxes	5,293	4,726	4,126
Legal, professional and examination fees	4,487	4,217	4,414
Advertising	2,820	2,545	3,133
FDIC insurance	4,063	3,718	3,879
Card processing and interchange expenses	5,183	4,575	5,025
Other non-interest expenses	21,674	19,070	18,908
Merger and integration costs	13,824	—	—
Total non-interest expenses	190,881	150,002	145,342
INCOME BEFORE INCOME TAXES	82,465	67,359	71,829
INCOME TAX EXPENSE (includes $299, $51, and $79 income tax expense reclassification items, respectively)	16,334	12,784	13,809
NET INCOME	66,131	54,575	58,020
PREFERRED STOCK DIVIDENDS	4,302	4,302	4,302
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$61,829	$50,273	$53,718

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$2.50	$2.39	$2.56
Diluted Earnings Per Common Share	$2.49	$2.39	$2.55
Cash Dividends Declared	$0.720	$0.710	$0.700

NET INCOME	$66,131	$54,575	$58,020
OTHER COMPREHENSIVE INCOME:
Net change in unrealized gains on available-for-sale securities, net of reclassification and tax	$13,504	$1,715	$6,109
Amortization of unrealized gains from held-to-maturity securities, net of tax	475	545	591
Change in actuarial gains (losses), for post-employment health care plan, net of amortization and tax	(506)	245	(139)
Change in actuarial losses, for pension plan, net of tax	(565)	—	—
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of interest and tax	—	—	(119)
Total other comprehensive income	12,908	2,505	6,442
COMPREHENSIVE INCOME	$79,039	$57,080	$64,462

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2023	$57,785	$221,553	$306,911	$(2,967)	$(52,520)	$530,762
Net income	—	—	58,020	—	—	58,020
Other comprehensive income	—	—	—	—	6,442	6,442
Forfeiture of restricted stock award grants (6,391 shares)	—	134	—	(134)	—	—
Restricted stock award grants (105,185 shares)	—	(2,743)	—	2,743	—	—
Performance based restricted stock award grants (4,118 shares)	—	(111)	—	111	—	—
Stock-based compensation expense	—	1,688	—	—	—	1,688
Contribution of treasury stock (3,000 shares)	—	(81)	—	81	—	—
Stock-based contribution expense	—	55	—	—	—	55
Purchase of treasury stock (326,459 shares)	—	—	—	(6,621)	—	(6,621)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (3,776 shares)	—	—	—	(89)	—	(89)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (584 shares)	—	—	—	(14)	—	(14)
Preferred cash dividend declared	—	—	(4,302)	—	—	(4,302)
Cash dividends declared ($0.70 per share)	—	—	(14,694)	—	—	(14,694)
Balance, December 31, 2023	57,785	220,495	345,935	(6,890)	(46,078)	571,247
Net income	—	—	54,575	—	—	54,575
Other comprehensive income	—	—	—	—	2,505	2,505
Forfeiture of restricted stock award grants (15,044 shares)	—	360	—	(360)	—	—
Restricted stock award grants (130,857 shares)	—	(3,025)	—	3,025	—	—
Performance based restricted stock award grants (9,667 shares)	—	(179)	—	179	—	—
Stock-based compensation expense	—	2,225	—	—	—	2,225
Purchase of treasury stock (23,988 shares)	—	—	—	(441)	—	(441)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,421 shares)	—	—	—	(148)	—	(148)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (2,518 shares)	—	—	—	(54)	—	(54)
Preferred cash dividend declared	—	—	(4,302)	—	—	(4,302)
Common cash dividends declared ($0.71 per share)	—	—	(14,912)	—	—	(14,912)
Balance, December 31, 2024	57,785	219,876	381,296	(4,689)	(43,573)	610,695

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Net income	$—	$—	$66,131	$—	$—	$66,131
Other comprehensive income	—	—	—	—	12,908	12,908
Forfeiture of restricted stock award grants (16,971 shares)	—	409	—	(409)	—	—
Restricted stock award grants (147,132 shares)	—	(2,683)	—	2,683	—	—
Performance based restricted stock award grants (8,916 shares)	—	(167)	—	167	—	—
Stock-based compensation expense	—	2,669	—	—	—	2,669
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (11,187 shares)	—	—	—	(283)	—	(283)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (1,960 shares)	—	—	—	(50)	—	(50)
Acquisition of ESSA Bancorp and ESSA Bank	—	202,549	—	—	—	202,549
Preferred cash dividend declared	—	—	(4,302)	—	—	(4,302)
Cash dividends declared ($0.72 per common share)	—	—	(18,190)	—	—	(18,190)
Balance, December 31, 2025	$57,785	$422,653	$424,935	$(2,581)	$(30,665)	$872,127

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,131	$54,575	$58,020
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	8,855	9,222	5,993
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	10,906	8,269	7,739
Net accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(12,927)	(4,585)	(3,158)
Net amortization of deferred costs on borrowings	304	303	303
Deferred tax (benefit) expense	5,068	(1,183)	1,111
Net realized gains on sales of available-for-sale securities	(1,168)	(74)	(52)
Net realized and unrealized losses (gains) on equity securities	(1,262)	(754)	387
Losses (gains) on sale of loans held for sale	1,254	(770)	(447)
Net (gains) losses on dispositions of premises and equipment and foreclosed assets	(160)	53	27
Proceeds from sale of loans receivable	29,875	27,934	16,263
Origination of loans held for sale	(31,015)	(28,451)	(17,874)
Income on bank owned life insurance	(4,770)	(3,110)	(2,945)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	1,211	—	—
Restricted stock compensation expense	2,669	2,225	1,688
Stock-based contribution expense	—	—	55
Changes in:
Accrued interest receivable and other assets	1,806	389	(5,894)
Accrued interest payable, lease liabilities, and other liabilities	(11,794)	7,469	(14,193)
NET CASH PROVIDED BY OPERATING ACTIVITIES	64,983	71,512	47,023
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	126,236	65,457	42,726
Proceeds from sales of available-for-sale securities	340,966	806	13,151
Proceeds from sale of equity securities	1,164	—	296
Purchase of available-for-sale securities	(335,820)	(190,849)	(19,253)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	64,877	83,883	16,806
Purchase of equity securities	(311)	(401)	(369)
Proceeds from loans held for sale previously classified as portfolio loans	71,000	11,182	4,994
Net increase in loans receivable	(275,994)	(155,115)	(197,594)
Proceeds from death benefit of bank owned life insurance policies	2,471	—	—
Net cash from business combinations	27,403	—	—
Redemption (purchase) of FHLB, other equity, and restricted equity interests	6,373	(10,691)	704
Purchase of premises and equipment	(6,332)	(16,284)	(10,847)
Proceeds from the sale of premises and equipment and foreclosed assets	5,611	8,732	52
Purchase of other intangibles	—	—	(125)
NET CASH USED BY INVESTING ACTIVITIES	27,644	(203,280)	(149,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	317,629	156,248	316,280
Net (decrease) increase in certificates of deposit	(29,570)	216,366	60,033
Purchase of treasury stock	(333)	(643)	(6,724)
Cash dividends paid, common stock	(18,190)	(14,912)	(14,694)
Cash dividends paid, preferred stock	(4,302)	(4,302)	(4,302)
Net decrease in short-term borrowings	(273,000)	—	(132,396)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(7,766)	352,757	218,197
NET INCREASE IN CASH AND CASH EQUIVALENTS	84,861	220,989	115,761
CASH AND CASH EQUIVALENTS, Beginning	443,035	222,046	106,285
CASH AND CASH EQUIVALENTS, Ending	$527,896	$443,035	$222,046

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Dollars in thousands

	Year ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$150,137	$134,399	$102,156
Income taxes	10,649	12,908	12,006
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$505	$1,453	$874
Transfers from loans held for sale to loans held for investment	317	1,394	1,666
Transfers from loans held for investment to loans held for sale	385	438	166
Grant of restricted stock awards from treasury stock	2,683	3,025	2,743
Grant of performance based restricted stock awards from treasury stock	167	179	111
Restricted stock forfeiture	409	360	134
Contribution of stock from treasury stock	—	—	81
Lease liabilities arising from obtaining operating right-of-use assets	1,198	4,084	5,001
Lease liabilities arising from obtaining finance right-of-use assets	2,970	14,951	—

See Note 2, "Business Combinations" regarding non-cash transactions included in the acquisition.

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

Use of Estimates

To prepare financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for credit losses on loans receivable and off-balance sheet credit exposures, the fair values of financial instruments, goodwill and the status of contingencies are particularly subject to change. Any resulting change in these estimates could be material to the consolidated financial statements.

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

Restrictions on Cash

Note 18, "Derivative Instruments," to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

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

The Corporation has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable and other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2025 and 2024, respectively.

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

Changes in the allowance for credit losses are recorded as a credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2025 and December 31, 2024, the Corporation determined that the unrealized loss positions in AFS debt securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 3, "Securities," and Note 5, "Fair Value," for more information about AFS debt securities.

Accrued interest receivable on AFS debt securities totaled $3.1 million and $2.1 million at December 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. Accrued interest receivable on AFS debt securities was reported in accrued interest receivable and other assets on the consolidated balance sheets.

Allowance for Credit Losses (HTM Debt Securities)

Management measures expected credit losses on HTM debt securities on a collective basis by major security type.

Accrued interest receivable on HTM debt securities totaled $857 thousand and $1.1 million at December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts

Management classifies the HTM portfolio into the following major security types: U.S. government sponsored entities and residential & multi-family mortgages. All of the mortgage-backed residential securities held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Restrictions on the sale of equity securities held are not considered in the fair value measurement unless the restriction is a characteristic of the actual securities.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of the mortgage loan sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $30.3 million and $21.6 million at December 31, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage, consumer and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Concentration of Credit Risk

Most of the Corporation’s business activity is with customers located within the Commonwealth of Pennsylvania and the states of Ohio, New York and Virginia. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economies of Pennsylvania, Ohio, New York and Virginia. At December 31, 2025 no industry concentration existed which exceeded 10% of the total loan portfolio.

Allowance for Credit Losses - Loans

The allowance for credit losses is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates (portfolio mix) and changes in duration within new markets, or other relevant factors. For further information on the allowance for credit losses on loans, see Note 4, "Loans Receivable and Allowance for Credit Losses," for additional detail.

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

Residential Mortgages secured by first liens: The Bank originates one-to-four family residential mortgage loans primarily within Central, Northeast, and Northwest Pennsylvania, Central and Northeast Ohio, Western New York, and Southwest Virginia market. These loans are secured by first liens on a primary residence or investment property. The primary risk characteristics associated with residential mortgage loans typically involve major changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce or death. Residential mortgage loans that have adjustable rates could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Residential Mortgages secured by junior liens: The Bank originates loans secured by junior liens against one to four family properties primarily within Central, Northeast, and Northwest Pennsylvania, Central and Northeast Ohio, Western New York, and Southwest Virginia market. Loans secured by junior liens are primarily in the form of an amortizing home equity loan. These loans are subordinate to a first mortgage which may be from another lending institution. The primary risk characteristics associated with loans secured by junior liens typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death. Real estate values could decrease and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Multifamily (5 or more) residential properties: The Bank originates mortgage loans for multifamily properties primarily within Central, Northeast, and Northwest Pennsylvania, Central and Northeast Ohio, Western New York, and Southwest Virginia market. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan.

Owner-occupied, nonfarm nonresidential properties: The Bank originates mortgage loans to operating companies primarily within Central, Northeast, and Northwest Pennsylvania, Central and Northeast Ohio, Western New York, and Southwest Virginia market. Owner-occupied real estate properties primarily include retail buildings, medical buildings and industrial/warehouse space. Owner-occupied loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions.

Non-owner occupied, nonfarm nonresidential properties: The Bank originates mortgage loans for commercial real estate that is managed as an investment property primarily within Central, Northeast, and Northwest Pennsylvania, Central and Northeast Ohio, Western New York, and Southwest Virginia market. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Loans to depository institutions: The Bank originates loans to banks, credit unions, and other depository or financial institutions whose primary business activities include accepting deposits and extending credit. These credits are generally short‑ to medium‑term and may be secured or unsecured, with collateral often consisting of securities or other high‑quality liquid assets when obtained. Repayment typically depends on the borrower’s operating performance, liquidity management, and access to market funding. Key risk characteristics include capital adequacy, asset quality, liquidity, operating results, and sensitivity to market and regulatory conditions. The Bank manages these risks through ongoing monitoring of financial performance, regulatory filings, and collateral arrangements when appropriate.

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

Other loans: The Bank originates various loans that do not fall within its primary commercial or consumer categories, including loans to nonprofit organizations such as churches, hospitals, educational institutions, charitable groups, and community associations. These borrowers often depend on donations, grants, dues, or program revenues, making repayment sensitive to economic conditions and the stability of their funding sources. Key risk characteristics include operational and cash‑flow volatility, concentration within donor or membership bases, and exposure to demographic, social, political, or regulatory changes. Collateral, when taken, may include real estate or other assets, though recovery values can be limited due to specialized uses. These loans are generally evaluated collectively for the allowance for credit losses based on shared risk attributes and historical performance.

Overdrafts: The Bank reports overdrawn customer deposit balances as loans, as the negative balance represents an extension of credit. Overdrafts are unsecured, short‑term exposures that arise when withdrawals exceed the available account balance, with repayment dependent on the customer’s ability to replenish the account through future deposits. Key risk characteristics include the customer’s deposit behavior, financial condition, and frequency of overdraft activity. These exposures are monitored through established account controls and are evaluated collectively for the allowance for credit losses based on historical loss experience and current expected credit conditions.

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

The portfolio segments utilizing the DCF methodology comprised 91.9% and 91.3% of the amortized cost of loans as of December 31, 2025 and December 31, 2024, respectively, and included:

•Farmland
•Home equity lines of credit
•Residential Mortgages secured by first liens
•Residential Mortgages secured by junior liens
•Multifamily (5 or more) residential properties
•Owner-occupied, nonfarm nonresidential properties
•Non-owner occupied, nonfarm nonresidential properties
•Loans to depository institutions
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

The portfolio segments utilizing the WARM methodology comprised 8.1% and 8.7% of the amortized cost of loans as of December 31, 2025 and December 31, 2024, respectively, and included:

•1-4 Family Construction
•Other construction loans and all land development and other land loans
•Credit cards
•Other revolving credit plans
•Other consumer

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation and typically represent collateral dependent loans but may also include other nonperforming loans or borrowers experiencing financial difficulty. The Corporation uses the practical expedient to measure individually evaluated loans as collateral dependent and/or when repayment is expected to be provided substantially through the operation or sale of the collateral. Expected credit losses are based on the fair value at the reporting date, adjusted for selling costs as appropriate. For collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. When the discounted cash flow method is used to determine the allowance for credit losses, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless those options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Corporation.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Management estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Bank and applying the loss factors used in the allowance for credit losses on loans methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. The estimate of credit losses on off-balance sheet credit exposures is $1.2 million and $944 thousand at December 31, 2025 and 2024, respectively, and was reported in accrued interest payable and other liabilities on the consolidated balance sheets.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been legally isolated from the Corporation, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Corporation does not maintain effective control over the transferred assets.

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

Leases

Leases are classified as operating or finance leases at the lease commencement date. The Corporation leases certain locations and equipment. The Corporation records leases on the balance sheet in the form of a lease liability for the present value of future lease payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Corporation could obtain for similar loans as of the date of commencement or renewal. The Corporation does not record short term leases with an initial lease term of one year or less on the consolidated balance sheets.

At lease inception, the Corporation determines the lease term by considering the noncancelable lease term and all optional renewal periods that the Corporation is reasonably certain to renew. The lease term is also used to calculate straight-line lease expense. Leasehold improvements, except for those relating to leases between entities under common control, are amortized over the shorter of the useful life and the estimated lease term. Leasehold improvements relating to leases between entities under common control are amortized over the useful life of the improvements to the common control group. The Corporation's leases do not contain residual value guarantees or material variable lease payments.

Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease expense, and any impairment of the right-of-use asset. Lease expense is included in occupancy expense on the Corporation's consolidated statements of income. The Corporation's variable lease expense includes rent escalators that are based on market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance and other costs associated with the lease. The amortization of the right-of-use asset arising from finance leases is expensed through occupancy expense and the interest on the related lease liability is expensed through interest expense on borrowings on the Corporation's consolidated statements of income.

The Corporation has elected to treat property leases that include both lease and non-lease components as a single component and account for it as a lease.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank ("FHLB") system, members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that an impairment test should be performed.

The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values. Amortized intangibles must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. An impairment loss related to intangible assets with finite useful lives is recognized if the carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its fair value. After the impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.

Other intangible assets consist of core deposit intangible assets arising from acquisitions and naming rights associated with the formation of Ridge View Bank, a division of the Bank in 2023. The core deposit intangible assets from acquisitions are amortized using an accelerated method over their estimated useful lives, which range from four years to ten years. The naming rights have an indefinite useful life.

Goodwill and naming rights are the only intangible assets with an indefinite life on the Corporation's balance sheet.

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

Derivatives

At the inception of a derivative contract, the Corporation designates the derivative as one of three types based on the Corporation's intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("non-designated derivative"). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives not designated are reported currently in earnings, as non-interest income.

Accrued settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Accrued settlements on derivatives not designated are reported in non-interest income. Cash flows from designated derivatives are classified in the cash flow statement the same as the cash flows of the items being hedged.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions have a more than remote probability of occurring, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

The Corporation is exposed to losses if a counterparty fails to make its payments under a contract in which the Corporation is in a net receiving position. The Corporation anticipates that its counterparties will be able to fully satisfy their obligations under the agreements. All contracts to which the Corporation is a party settle monthly or quarterly. In addition, the Corporation obtains collateral above certain thresholds of the fair value of its derivatives for each dealer counterparty based on their credit standing, and the Corporation maintains netting agreements with the dealers with which it conducts business.

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards issued to employees based on the fair value of these awards at the date of grant. The market price of the Corporation’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight‑line basis over the requisite service period for the entire award. The Corporation’s accounting policy is to recognize forfeitures as they occur. Certain of the restricted stock awards are performance based and costs are recognized based upon certain performance conditions. The Corporation's accounting policy is to recognize forfeitures as they occur.

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

Retirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit-sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Earnings Per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock compensation plans. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income and loss consists of unrealized holding gains and losses on the AFS debt securities portfolio, amortization of AFS debt securities transferred to HTM, changes in the unrecognized actuarial gain and transition obligation related to the Corporation’s post retirement benefits plans, and changes in the fair value of the Corporation’s interest rate swaps, net of tax.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. Purchases of the stock are made in the open market based on market prices. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in first-out basis.

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

Operating Segments

While the chief decision-maker monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Corporation-wide basis. Operating segments are aggregated into one as operating characteristics for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Business Combinations

The Corporation accounts for business combinations using the acquisition method of accounting. The accounts of an acquired entity are included as of the date of merger or acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill. Alternatively, a gain is recorded if the fair value of the net assets acquired exceeds the purchase price. The Corporation typically issues Common Stock and/or pays cash for a merger or acquisition, depending on the terms of the agreement. The value of Common Stock issued is determined based on the market price of the stock as of the closing of the merger or acquisition. Merger and acquisition costs are expensed when incurred.

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

The Corporation does not exercise significant judgments in the recognition of income, as typically income is not recognized until the performance obligation has been satisfied. The Corporation has not recognized any assets from the costs to obtain or fulfill a contract with customers for revenue streams that fall within the guidance of Topic 606.

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

Adoption of New Accounting Standards

Accounting Standards Adopted in 2024

In June 2022, FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." In this ASU, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The ASU also requires certain disclosures for equity securities that are subject to contractual restrictions. This Corporation adopted ASU 2022-03 and the update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In March 2023, FASB issued ASU 2023-01, "Leases (Topic 842): Common Control Arrangements." This ASU requires the Corporation to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The Corporation adopted ASU 2023-01 and the update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In March 2023, FASB issued ASU 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." In this ASU, these amendments allow the Corporation to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The Corporation adopted ASU 2023-02 and the update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In November 2023, FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures (Topic 280)." This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Corporation adopted ASU 2023-07 and the update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

Accounting Standards Adopted in 2025

In August 2023, FASB issued ASU 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and also to reduce diversity in practice. The Corporation adopted ASU 2023-05 on January 1, 2025 and the update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)." The ASU requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. The Corporation adopted ASU 2023-09 and the adoption of the update did result in expanded disclosures for the Corporation's consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718)." The ASU adds an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The amendment in this ASU is to be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. If the amendments are applied retrospectively, an entity is required to provide the disclosures in paragraphs 250-10-50-1 through 50-3 in the period of adoption. If the amendment is applied prospectively, an entity is required to disclose the nature of and reason for the change in accounting principle. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Corporation adopted ASU 2024-01 and the update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements." The ASU contains amendments to the FASB Accounting Standards Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Concept Statements to provide guidance in certain topical areas. The amendment in this ASU is to be applied using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments; or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The Corporation adopted ASU 2024-02 and the update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In March 2025, the FASB issued ASU 2025-02, "Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122." This ASU amends an SEC paragraph noted in the Codification pursuant to the issuance of SEC Staff Accounting Bulletin No. 122 which removes the text of SAB Topic 5.FF, Accounting for Obligations To Safeguard Crypto-Assets an Entity Holds for Its Platform Users. The Corporation adopted ASU 2025-02 and the update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Corporation adopted ASU 2025-05 on January 1, 2026 and the update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The update expands the population of acquired financial assets subject to the gross-up approach in Topic 326 to include acquired seasoned loans without credit deterioration (excluding credit cards). This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods with early adoption permitted. The amendments in this update are to be applied prospectively to loans that are acquired on or after the initial application date. The Corporation adopted ASU 2025-08 effective January 1, 2025. In connection with the adoption of ASU 2025-08, the Corporation recorded a $16.4 million allowance for credit losses on these loans by adding the allowance to the purchase price and establishing a new amortized cost basis and no provision expense was recorded at the date of acquisition.

Effects of Newly Issued But Not Yet Effective Accounting Standards

In October 2023, FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." The ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532, "Disclosure Update and Simplification" that was issued in 2018. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Corporation is evaluating the effect that ASU 2023-06 will have on its consolidated financial statements and related disclosures.

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

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU includes amendments intended to more closely align hedge accounting with the underlying economics of the Company’s risk management activities. The amendments are effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted. The Corporation is evaluating the effect that ASU 2025-09 will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting." This ASU is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Corporation is evaluating the effect that ASU 2025-11 will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, "Codification Improvements." This ASU addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Corporation is evaluating the effect that ASU 2025-12 will have on its consolidated financial statements and related disclosures.

2.  Business Combinations

On July 23, 2025, the Corporation completed its previously announced acquisition of ESSA Bancorp, Inc. ("ESSA") and its subsidiary bank, ESSA Bank & Trust Company ("ESSA Bank"), pursuant to the definitive merger agreement (the "Merger Agreement") dated as of January 9, 2025. The Corporation's acquisition of ESSA was an all-stock transaction. Under the terms of the Merger Agreement, ESSA merged with and into the Corporation, with the Corporation as the surviving entity, and immediately thereafter, ESSA Bank merged with and into CNB Bank, with CNB Bank as the surviving bank (the "Merger"). Banking offices of ESSA Bank operate under the trade name ESSA Bank, a division of CNB Bank.

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

As a result of the Merger, the Corporation recorded preliminary goodwill totaling $49.9 million at July 23, 2025, which reflects anticipated synergies and strategic benefits from combining operations. While the Corporation believes the information available on July 23, 2025, provided a reasonable basis for estimating fair value, the Corporation may obtain additional information and evidence within the one-year measurement period that could result in changes to the estimated fair value amounts and associated goodwill. Valuations subject to change include, but are not limited to, loans receivable, premises and equipment, identified intangible assets, certain deposits, and deferred income taxes. Measurement period adjustments recognized during the year ended December 31, 2025 totaled a net $5.3 million, primarily related to additional information obtained regarding other liabilities and loans receivable, including the related deferred tax impact, which resulted in a corresponding decrease to goodwill. The resultant goodwill balance as a result of the Merger is $44.6 million as of December 31, 2025. Merger and integration related costs associated with the Merger were $13.8 million and zero for the years ended December 31, 2025 and 2024, respectively. Such costs include employee severance, professional fees, system conversion, and lease and contract termination expenses, which have been expensed as incurred, and are recorded in "Merger and integration costs" on the Corporation's Consolidated Statements of Income. Goodwill is not deductible for income tax purposes as the transaction qualifies as a tax free "reorganization" within the meaning of Section 368(a).

The following tables provides a summary of the consideration transferred and the fair value of the assets acquired, and liabilities assumed as of the date of the Merger, (dollars in thousands):

July 23, 2025
Merger consideration
Value of stock consideration assigned to ESSA common shares exchanged for stock paid to shareholders	$202,549
Value of cash consideration for ESSA common stock exchanged for cash	21
Total merger consideration	$202,570

July 23, 2025
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$27,424
Debt securities available-for-sale	229,098
Loans receivable	1,658,693
Premises and equipment	16,019
Operating lease right of use assets	3,706
Accrued interest receivable and other assets	52,610
FHLB interests	24,218
Bank owned life insurance	40,835
Core deposit intangible	35,335
Goodwill	44,638
Total assets acquired	2,132,576
Liabilities assumed
Deposits	1,455,805
Short-term borrowings	437,000
Accrued interest payable and other liabilities	33,600
Operating lease liabilities	3,601
Total liabilities assumed	1,930,006

Net assets acquired	$202,570

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

Effective January 1, 2025, the Corporation early adopted ASU 2025-08 (Topic 326) on a prospective basis, see Summary of Significant Accounting Policies footnote. The Corporation first assessed which of the acquired loans have experienced more than insignificant credit deterioration since origination. These loans are deemed to be Purchased Credit Deteriorated ("PCD") and are recorded at the amount paid. An allowance for credit loss is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit loss expense.

The Corporation evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) modifications for borrowers experiencing financial difficulty; (3) risk ratings of watch, special mention, substandard or doubtful; and (4) loans greater than 60 days past due.

Of the $1.7 billion net loans held for investment acquired, $138.6 million were identified as PCD loans on the acquisition date. The following table provides a summary of these PCD loans at acquisition:

July 23, 2025
Par value of acquired loans at acquisition	$144,573
Allowance for credit losses at acquisition	(1,857)
Non-credit discount at acquisition	(4,121)
Total merger consideration	$138,595

Non-PCD loans acquired were considered Purchased Seasoned Loans ("PSL") and are recognized using the gross-up approach. In connection with the adoption of ASU 2025-08, the Corporation recorded a $16.4 million allowance for credit losses on these loans by adding the allowance to the purchase price and establishing a new amortized cost basis; no provision expense was recorded at the date of acquisition. The Corporation elected for PSLs estimated using non-DCF methods to measure the subsequent allowance related to the ESSA transaction on amortized cost basis.

Premises and equipment: The fair value of bank premises and equipment held for use was valued by obtaining recent market data for similar property types with adjustments for characteristics of individual properties. The Corporation acquired 20 branches from ESSA, 10 of which were owned premises.

Operating lease right of use ("ROU") assets and lease liabilities: The fair value of the lease ROU assets was measured at an amount equal to the lease liability and evaluated for favorable or unfavorable lease terms when compared with market terms on a lease-by-lease basis.

Accrued interest receivable and other assets: Consists mainly of accrued interest receivable, other accounts receivable, defined benefit pension assets, and deferred tax assets. The accrued interest receivable and accounts receivable was fair valued based on the cash value expected to be received. The defined benefit pension asset was recorded at its acquisition-date fair value, representing the excess of plan assets over the projected benefit obligation. Deferred taxes represent the expected book and tax differences which approximate fair value.

FHLB interests: Included in the identifiable assets acquired is FHLB stock, which represents the acquired entity’s required membership stock in the Federal Home Loan Bank system, carried at par value (cost) with no readily determinable fair market value, consistent with ASC 942-325.

Bank owned life insurance ("BOLI"): The fair value of BOLI is carried at its current cash surrender value, which is the most reasonable estimate of fair value.

Core deposit intangibles ("CDI"): CDI represents the future economic benefit of acquired customer deposits. The fair value of the CDI was estimated based on a discounted cash flow methodology that incorporated expected customer attrition rates, cost of deposit base, net maintenance cost associated with customer deposits, and the cost for alternative funding sources. The discount rates used were based on market rates. The core deposit intangible asset is amortized over its estimated useful life, which is approximately 10 years.

Deposits: The fair value of interest bearing and non-interest bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.

Short-term Borrowings: Acquired other borrowings consisted of FHLB short-term borrowings with maturities less than 12 months. The carrying amount of short-term borrowings was determined to approximate fair value. Subsequent to the completion of the acquisition, the Corporation repaid $273.0 million of $437.0 million in FHLB borrowings.

Accrued interest payable and other liabilities: Accrued interest payable and other liabilities were fair valued using the expected amount of cash to be paid.

Supplemental Pro Forma Financial Information

The following table presents for illustrative purposes only certain pro forma information as if the Corporation had acquired ESSA on January 1, 2024. These results combine the historical results of ESSA in the Corporation's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2024. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of ESSA's accretion and the elimination of merger-related costs, as disclosed below. The Corporation expects to achieve further operating cost savings and other business synergies, as a result of the acquisitions, which are not reflected in the pro forma amounts below (dollars in thousands):

	12/31/2025	12/31/2024
	(Unaudited)	(Unaudited)
Total revenues(1)	$334,764	$315,577
Net income available to common shareholders	$90,290	$82,250
(1) Includes net interest income and non-interest income.

Merger-related costs were $28.5 million for the year ended December 31, 2025. Merger-related costs include costs such as employee severance, professional fees, system conversion, and lease and contract termination expenses, which have been expensed as incurred, and are recorded in “Merger and integration costs” on the Corporation’s Consolidated Statements of Income.

The Corporation’s operating results for the year ended December 31, 2025 include the operating results of the acquired assets and assumed liabilities of ESSA subsequent to the acquisition on July 23, 2025. Due to the merging of certain processes and the conversion of ESSA systems during the fourth quarter of 2025, historical reporting for the former ESSA operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

3.  Securities

AFS debt securities at December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$113,211	$100	$(216)	$—	$113,095
State & political subdivisions	96,607	47	(8,806)	—	87,848
Residential & multi-family mortgage	352,004	492	(24,249)	—	328,247
Corporate notes & bonds	49,512	180	(1,752)	—	47,940
Pooled SBA	7,578	2	(380)	—	7,200
Total	$618,912	$821	$(35,403)	$—	$584,330

	December 31, 2024
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$14,795	$17	$(2)	$—	$14,810
State & political subdivisions	104,025	11	(13,080)	—	90,956
Residential & multi-family mortgage	352,983	60	(34,133)	—	318,910
Corporate notes & bonds	39,022	—	(3,812)	—	35,210
Pooled SBA	9,398	—	(738)	—	8,660
Total	$520,223	$88	$(51,765)	$—	$468,546

HTM debt securities at December 31, 2025 and 2024 are as follows:

	December 31, 2025
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$177,569	$—	$(6,061)	$—	$171,508
Residential & multi-family mortgage	64,569	—	(6,383)	—	58,186
Total	$242,138	$—	$(12,444)	$—	$229,694

	December 31, 2024
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$229,504	$—	$(13,354)	$—	$216,150
Residential & multi-family mortgage	76,577	—	(9,757)	—	66,820
Total	$306,081	$—	$(23,111)	$—	$282,970

Information pertaining to AFS security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses
2025	340,966	1,168	—
2024	806	83	9
2023	13,151	52	—

The tax provision related to these net realized gains at December 31, 2025, 2024, and 2023 were $245 thousand, $16 thousand, and $11 thousand, respectively.

The following is a schedule of the contractual maturity of AFS and HTM debt securities, excluding equity securities, at December 31, 2025:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$4,909	$4,896	$74,674	$73,844
1 year – 5 years	79,832	76,806	88,997	85,233
5 years – 10 years	159,798	155,601	13,898	12,431
After 10 years	14,791	11,580	—	—
	259,330	248,883	177,569	171,508
Residential and multi-family mortgage	352,004	328,247	64,569	58,186
Pooled SBA	7,578	7,200	—	—
Total debt securities	$618,912	$584,330	$242,138	$229,694

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On December 31, 2025 and 2024, securities carried at $583.8 million and $443.9 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At December 31, 2025 and 2024, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.

AFS debt securities with unrealized losses at December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

December 31, 2025	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$42,705	$(216)	$—	$—	$42,705	$(216)
State & political subdivisions	2,380	(1)	75,516	(8,805)	77,896	(8,806)
Residential & multi-family mortgage	123,186	(835)	143,001	(23,414)	266,187	(24,249)
Corporate notes & bonds	13,146	(333)	24,175	(1,419)	37,321	(1,752)
Pooled SBA	57	(1)	6,876	(379)	6,933	(380)
Total	$181,474	$(1,386)	$249,568	$(34,017)	$431,042	$(35,403)

December 31, 2024	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$249	$(1)	$3,340	$(1)	$3,589	$(2)
State & political subdivisions	6,519	(90)	80,172	(12,990)	86,691	(13,080)
Residential and multi-family mortgage	118,057	(810)	159,576	(33,323)	277,633	(34,133)
Corporate notes & bonds	987	(13)	34,224	(3,799)	35,211	(3,812)
Pooled SBA	410	(2)	8,250	(736)	8,660	(738)
Total	$126,222	$(916)	$285,562	$(50,849)	$411,784	$(51,765)

HTM debt securities with unrealized losses at December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

December 31, 2025	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$—	$—	$171,508	$(6,061)	$171,508	$(6,061)
Residential & multi-family mortgage	—	—	58,186	(6,383)	58,186	(6,383)
Total	$—	$—	$229,694	$(12,444)	$229,694	$(12,444)

December 31, 2024	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$—	$—	$216,150	$(13,354)	$216,150	$(13,354)
State & political subdivisions	—	—	66,820	(9,757)	66,820	(9,757)
Total	$—	$—	$282,970	$(23,111)	$282,970	$(23,111)

The Corporation evaluates securities for possible credit allowance on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2025 and 2024, management performed an assessment for allowance for credit losses on the Corporation’s AFS debt securities in an unrealized loss position and as of December 31, 2025 management performed an assessment for allowance for credit losses on the Corporation's HTM debt securities.

First an assessment was performed to determine if the Corporation intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. Management determined it does not intend to sell and will not be required to sell any of the securities before recovery of its amortized cost. Next, management performed an evaluation relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities credit quality and ability to repay its debt obligations. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Based on the results of the assessment, management believes the decline in fair value is not the result of credit losses. As a result no credit allowance is required as of December 31, 2025.

As of December 31, 2025 and 2024 management concluded that the securities described in the previous paragraph did not decline in fair value due to credit factors for the following reasons:
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

In addition, the rise in interest rates is the primary driver of the decline in fair value below amortized cost as of December 31, 2025.

Equity securities at December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Corporate equity securities	$4,745	$6,542
Mutual funds	3,792	1,936
Money market	245	287
Corporate notes	2,083	1,691
Total	$10,865	$10,456

4.  Loans Receivable and Allowance for Credit Losses

Total net loans receivable at December 31, 2025 and 2024 are summarized as follows:

	2025	Percentage of Total	2024	Percentage of Total
Farmland	$27,583	0.43%	$31,099	0.67%
Owner-occupied, nonfarm nonresidential properties	636,444	9.80	515,208	11.18
Agricultural production and other loans to farmers	5,989	0.09	6,492	0.14
Loans to depository institutions	2,439	0.04	—	—
Commercial and Industrial	778,978	12.00	718,775	15.60
Obligations (other than securities and leases) of states and political subdivisions	171,486	2.64	140,430	3.05
Other loans	47,719	0.74	28,110	0.61
Other construction loans and all land development and other land loans	366,174	5.64	282,912	6.14
Multifamily (5 or more) residential properties	709,832	10.93	411,146	8.92
Non-owner occupied, nonfarm nonresidential properties	1,419,643	21.86	1,033,541	22.42
1-4 Family Construction	41,659	0.64	26,431	0.57
Home equity lines of credit	250,823	3.86	166,327	3.61
Residential Mortgages secured by first liens	1,763,071	27.15	1,012,746	21.97
Residential Mortgages secured by junior liens	140,790	2.17	106,462	2.31
Other revolving credit plans	48,953	0.75	41,095	0.89
Automobile	17,037	0.26	20,961	0.45
Other consumer	51,474	0.79	53,821	1.17
Credit cards	13,276	0.20	13,143	0.29
Overdrafts	370	0.01	257	0.01
Total loans	$6,493,740	100.00%	$4,608,956	100.00%
Less: Allowance for credit losses	(67,055)		(47,357)
Loans, net	$6,426,685		$4,561,599

Net deferred loan origination fees (costs) included in the above loan table	$(259)		$49

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $70.8 million and $79.9 million as of December 31, 2025 and 2024, respectively.

Transactions in the allowance for credit losses for the year ended December 31, 2025 were as follows:

	Beginning Allowance	Initial Allowance on ESSA PCD and PSL Acquired Loans	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$167	$—	$—	$—	$(5)	$162
Owner-occupied, nonfarm nonresidential properties	5,696	1,288	(1,516)	55	653	6,176
Agricultural production and other loans to farmers	37	—	—	—	—	37
Loans to depository institutions	—	58	—	—	(38)	20
Commercial and Industrial	7,759	573	(1,038)	104	1,962	9,360
Obligations (other than securities and leases) of states and political subdivisions	1,369	571	—	—	(117)	1,823
Other loans	329	—	—	—	125	454
Other construction loans and all land development and other land loans	2,571	1,016	—	—	779	4,366
Multifamily (5 or more) residential properties	2,969	1,632	(1,072)	—	785	4,314
Non-owner occupied, nonfarm nonresidential properties	10,110	3,073	—	—	2,284	15,467
1-4 Family Construction	198	367	—	—	(215)	350
Home equity lines of credit	1,340	214	(70)	10	390	1,884
Residential Mortgages secured by first liens	8,958	8,748	(352)	1	(1,445)	15,910
Residential Mortgages secured by junior liens	1,343	604	(260)	—	45	1,732
Other revolving credit plans	960	—	(158)	15	405	1,222
Automobile	275	5	(52)	6	(27)	207
Other consumer	2,892	30	(2,199)	92	2,241	3,056
Credit cards	127	—	(502)	47	474	146
Overdrafts	257	65	(397)	93	351	369
Total loans	$47,357	$18,244	$(7,616)	$423	$8,647	$67,055
(1) Excludes provision for credit losses related to unfunded commitments. Note 19, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the year ended December 31, 2024 were as follows:

	Beginning Allowance (1)	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable (1)(2)	Ending Allowance
Farmland	$138	$—	$—	$29	$167
Owner-occupied, nonfarm nonresidential properties	4,131	(1,448)	55	2,958	5,696
Agricultural production and other loans to farmers	7	—	—	30	37
Commercial and Industrial	9,500	(2,425)	56	628	7,759
Obligations (other than securities and leases) of states and political subdivisions	2,627	—	—	(1,258)	1,369
Other loans	389	—	—	(60)	329
Other construction loans and all land development and other land loans	2,830	(11)	—	(248)	2,571
Multifamily (5 or more) residential properties	1,251	—	—	1,718	2,969
Non-owner occupied, nonfarm nonresidential properties	9,783	(974)	53	1,248	10,110
1-4 Family Construction	191	—	—	7	198
Home equity lines of credit	844	—	5	491	1,340
Residential Mortgages secured by first liens	8,274	(79)	—	763	8,958
Residential Mortgages secured by junior liens	1,487	—	—	(144)	1,343
Other revolving credit plans	977	(156)	30	109	960
Automobile	360	(146)	6	55	275
Other consumer	2,656	(2,094)	192	2,138	2,892
Credit cards	95	(143)	17	158	127
Overdrafts	292	(544)	94	415	257
Total loans	$45,832	$(8,020)	$508	$9,037	$47,357
(1) As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 1, "Summary of Significant Accounting Policies," immaterial revisions were made to the beginning allowance column disclosure as of December 31, 2023, to reflect the revisions for the applicable portfolio segments.
(2) Excludes provision for credit losses related to unfunded commitments. Note 19, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the year ended December 31, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable (1)(2)	Ending Allowance(2)
Farmland	$159	$—	$—	$(21)	$138
Owner-occupied, nonfarm nonresidential properties	2,905	(26)	29	1,223	4,131
Agricultural production and other loans to farmers	6	—	—	1	7
Commercial and Industrial	9,766	(392)	438	(312)	9,500
Obligations (other than securities and leases) of states and political subdivisions	1,863	—	—	764	2,627
Other loans	456	—	—	(67)	389
Other construction loans and all land development and other land loans	3,253	—	—	(423)	2,830
Multifamily (5 or more) residential properties	2,353	(65)	6	(1,043)	1,251
Non-owner occupied, nonfarm nonresidential properties	7,653	(694)	10	2,814	9,783
1-4 Family Construction	327	—	—	(136)	191
Home equity lines of credit	1,173	(10)	5	(324)	844
Residential Mortgages secured by first liens	8,484	(117)	3	(96)	8,274
Residential Mortgages secured by junior liens	1,035	—	—	452	1,487
Other revolving credit plans	722	(119)	30	344	977
Automobile	271	(56)	1	144	360
Other consumer	2,665	(1,982)	134	1,839	2,656
Credit cards	67	(189)	18	199	95
Overdrafts	278	(604)	139	479	292
Total loans	$43,436	$(4,254)	$813	$5,837	$45,832
(1) Excludes provision for credit losses related to unfunded commitments. Note 19, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.
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

For the year ended December 31, 2025, the increase in the allowance for credit losses was primarily driven by the Merger, including the $18.2 million in PCD and PSL allowance established on the acquisition date, as well as growth in the Corporation’s loan portfolio. Significant uncertainty continues to affect both the domestic and global economic outlook due to changes in U.S. tariffs and corresponding policy actions by trading partners, persistently elevated interest rates, fluctuating consumer confidence, and ongoing geopolitical conflicts. Management will continue to proactively reassess its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $8.9 million for the year ended December 31, 2025, compared to $9.2 million and $6.0 million for the years ended December 31, 2024 and 2023, respectively. Included in the provision for credit losses for the year ended December 31, 2025 was $208 thousand related to the allowance for unfunded commitments compared to $185 thousand and $156 thousand provision towards the allowance for unfunded commitments for the years ended December 31, 2024 and 2023, respectively.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2025 and 2024, respectively:

	December 31, 2025
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$554	$554	$—
Owner-occupied, nonfarm nonresidential properties	5,849	5,153	—
Commercial and Industrial	8,856	8,335	—
Other construction loans and all land development and other land loans	4,011	378	—
Multifamily (5 or more) residential properties	799	155	—
Non-owner occupied, nonfarm nonresidential properties	2,883	470	—
Home equity lines of credit	2,004	2,004	—
Residential Mortgages secured by first liens	12,971	12,685	—
Residential Mortgages secured by junior liens	1,088	587	—
Other revolving credit plans	41	41	—
Automobile	55	55	—
Other consumer	734	734	—
Credit cards	—	—	42
Total loans	$39,845	$31,151	$42

	December 31, 2024
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$522	$522	$—
Owner-occupied, nonfarm nonresidential properties	5,896	1,392	—
Commercial and Industrial	10,682	10,111	—
Other construction loans and all land development and other land loans	1,482	36	—
Multifamily (5 or more) residential properties	20,658	266	491
Non-owner occupied, nonfarm nonresidential properties	5,913	5,913	—
Home equity lines of credit	837	837	—
Residential Mortgages secured by first liens	9,093	8,311	—
Residential Mortgages secured by junior liens	271	271	—
Other revolving credit plans	154	154	—
Automobile	66	66	—
Other consumer	749	749	—
Credit cards	—	—	162
Total loans	$56,323	$28,628	$653

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while loans are on nonaccrual status.

The following tables present the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2025 and 2024, respectively:

	December 31, 2025
	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$312	$—
Owner-occupied, nonfarm nonresidential properties	2,542	—
Commercial and Industrial	373	3,045
Other construction loans and all land development and other land loans	3,633	—
Multifamily (5 or more) residential properties	799	—
Non-owner occupied, nonfarm nonresidential properties	2,413	—
Home equity lines of credit	1,011	—
Residential Mortgages secured by first liens	2,487	—
Residential Mortgages secured by junior liens	501	—
Total loans	$14,071	$3,045

	December 31, 2024
	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$352	$—
Owner-occupied, nonfarm nonresidential properties	4,503	—
Commercial and Industrial	258	2,553
Other construction loans and all land development and other land loans	1,446	—
Multifamily (5 or more) residential properties	20,658	—
Non-owner occupied, nonfarm nonresidential properties	5,224	—
Home equity lines of credit	290	—
Residential Mortgages secured by first liens	1,411	—
Total loans	$34,142	$2,553

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2025 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$—	$—	$241	$241	$27,342	$27,583
Owner-occupied, nonfarm nonresidential properties	3,962	4,316	2,454	10,732	625,712	636,444
Agricultural production and other loans to farmers	—	—	—	—	5,989	5,989
Loans to depository institutions	—	—	—	—	2,439	2,439
Commercial and Industrial	975	1,376	6,715	9,066	769,912	778,978
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	171,486	171,486
Other loans	—	—	—	—	47,719	47,719
Other construction loans and all land development and other land loans	2,660	62	1,565	4,287	361,887	366,174
Multifamily (5 or more) residential properties	—	—	645	645	709,187	709,832
Non-owner occupied, nonfarm nonresidential properties	3,171	—	—	3,171	1,416,472	1,419,643
1-4 Family Construction	—	—	—	—	41,659	41,659
Home equity lines of credit	1,115	373	801	2,289	248,534	250,823
Residential Mortgages secured by first liens	13,304	8,450	7,935	29,689	1,733,382	1,763,071
Residential Mortgages secured by junior liens	281	538	198	1,017	139,773	140,790
Other revolving credit plans	78	34	21	133	48,820	48,953
Automobile	217	19	23	259	16,778	17,037
Other consumer	426	319	329	1,074	50,400	51,474
Credit cards	139	67	42	248	13,028	13,276
Overdrafts	—	—	—	—	370	370
Total loans	$26,328	$15,554	$20,969	$62,851	$6,430,889	$6,493,740

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2024 by class of loans.

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$—	$—	$—	$—	$31,099	$31,099
Owner-occupied, nonfarm nonresidential properties	77	1,479	5,030	6,586	508,622	515,208
Agricultural production and other loans to farmers	—	—	—	—	6,492	6,492
Commercial and Industrial	704	185	6,632	7,521	711,254	718,775
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	140,430	140,430
Other loans	—	—	—	—	28,110	28,110
Other construction loans and all land development and other land loans	—	—	1,482	1,482	281,430	282,912
Multifamily (5 or more) residential properties	—	20,392	757	21,149	389,997	411,146
Non-owner occupied, nonfarm nonresidential properties	—	—	—	—	1,033,541	1,033,541
1-4 Family Construction	216	—	—	216	26,215	26,431
Home equity lines of credit	1,006	387	323	1,716	164,611	166,327
Residential Mortgages secured by first liens	2,908	1,910	5,795	10,613	1,002,133	1,012,746
Residential Mortgages secured by junior liens	224	35	64	323	106,139	106,462
Other revolving credit plans	351	4	100	455	40,640	41,095
Automobile	135	3	—	138	20,823	20,961
Other consumer	601	271	358	1,230	52,591	53,821
Credit cards	97	115	162	374	12,769	13,143
Overdrafts	—	—	—	—	257	257
Total loans	$6,319	$24,781	$20,703	$51,803	$4,557,153	$4,608,956

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

The following table presents the amortized cost basis of loans at December 31, 2025 that were both experiencing financial difficulty and modified during the year ended December 31, 2025, by class and by type of modification that remained in effect as of December 31, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$2,173	$—	$—	$—	0.34%
Commercial and Industrial	—	165	139	—	—	0.04
Other construction loans and all land development and other land loans	—	—	—	—	2,261	0.60
Multifamily (5 or more) residential properties	—	—	155	—	—	—
Non-owner occupied, nonfarm nonresidential properties	—	2,412	—	—	—	0.17
Total	$—	$4,750	$294	$—	$2,261	0.11%

The following table presents the amortized cost basis of loans at December 31, 2024 that were both experiencing financial difficulty and modified during the year ended December 31, 2024, by class and by type of modification that remained in effect as of December 31, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

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

The Corporation has $60 thousand in unfunded available credit to customers whose loan receivables are included in the previous tables.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified during the year ended December 31, 2025:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$2,173	$—	$—	$—	$—
Commercial and Industrial	6,946	—	—	—	—
Other construction loans and all land development and other land loans	12,376	—	—	—	—
Multifamily (5 or more) residential properties	155	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	4,500	—	—	—	—
Total	$26,150	$—	$—	$—	$—

The following table presents the performance of such loans that have been modified during the year ended December 31, 2024:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Farmland	$1,040	$—	$—	$—	$—
Owner-occupied, nonfarm nonresidential properties	696	—	—	—	—
Commercial and Industrial	410	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	5,225	—	—	—	—
Total	$7,371	$—	$—	$—	$—

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2025:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	0.50	—%
Other construction loans and all land development and other land loans	—	0.83	—
Multifamily (5 or more) residential properties	—	0.50	—
Total	$—	0.79	—%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2024:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	1.00	—%
Total	$—	1.00	—%

There were no loans that had a payment default during the year ended December 31, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Loan Sales

The following table presents loans sold during the year by portfolio segment:

	December 31, 2025	December 31, 2024
Multifamily (5 or more) residential properties	$28,032	$—
Non-owner occupied, nonfarm nonresidential properties	16,309	—
Total loans sold	$44,341	$—

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

	December 31, 2025
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$22,370	$—	$5,213	$—	$5,213	$27,583
Owner-occupied, nonfarm nonresidential properties	607,698	2,708	26,038	—	28,746	636,444
Agricultural production and other loans to farmers	5,989	—	—	—	—	5,989
Loans to depository institutions	2,439	—	—	—	—	2,439
Commercial and Industrial	714,190	5,960	58,828	—	64,788	778,978
Obligations (other than securities and leases) of states and political subdivisions	171,486	—	—	—	—	171,486
Other loans	46,569	1,150	—	—	1,150	47,719
Other construction loans and all land development and other land loans	362,193	—	3,981	—	3,981	366,174
Multifamily (5 or more) residential properties	699,736	3,432	6,664	—	10,096	709,832
Non-owner occupied, nonfarm nonresidential properties	1,390,810	10,788	18,045	—	28,833	1,419,643
Total loans	$4,023,480	$24,038	$118,769	$—	$142,807	$4,166,287

	December 31, 2024
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$25,171	$5,267	$661	$—	$5,928	$31,099
Owner-occupied, nonfarm nonresidential properties	491,798	1,289	22,121	—	23,410	515,208
Agricultural production and other loans to farmers	6,492	—	—	—	—	6,492
Commercial and Industrial	654,139	4,321	60,315	—	64,636	718,775
Obligations (other than securities and leases) of states and political subdivisions	140,430	—	—	—	—	140,430
Other loans	28,110	—	—	—	—	28,110
Other construction loans and all land development and other land loans	281,466	—	1,446	—	1,446	282,912
Multifamily (5 or more) residential properties	385,946	—	25,200	—	25,200	411,146
Non-owner occupied, nonfarm nonresidential properties	1,008,507	4,947	20,087	—	25,034	1,033,541
Total loans	$3,022,059	$15,824	$129,830	$—	$145,654	$3,167,713

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2025. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$3,753	$123	$852	$4,898	$5,664	$6,500	$580	$—	$22,370
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	163	—	4,618	—	432	—	—	5,213
Total	$3,753	$286	$852	$9,516	$5,664	$6,932	$580	$—	$27,583
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$73,282	$73,484	$77,896	$118,194	$113,910	$139,469	$11,463	$—	$607,698
Special mention	50	—	226	236	337	1,749	110	—	2,708
Substandard	102	14,681	2,239	3,097	933	4,179	807	—	26,038
Total	$73,434	$88,165	$80,361	$121,527	$115,180	$145,397	$12,380	$—	$636,444
Current period gross write offs	$—	$—	$—	$1,516	$—	$—	$—	$—	$1,516

Agricultural production and other loans to farmers
Risk rating
Pass	$98	$4,816	$410	$5	$12	$24	$624	$—	$5,989
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$98	$4,816	$410	$5	$12	$24	$624	$—	$5,989
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans to depository institutions
Risk rating
Pass	$—	$2,439	$—	$—	$—	$—	$—	$—	$2,439
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$2,439	$—	$—	$—	$—	$—	$—	$2,439
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$133,217	$109,670	$38,959	$81,882	$44,264	$31,010	$275,188	$—	$714,190
Special mention	20	423	60	—	1,339	26	4,092	—	5,960
Substandard	2,250	274	3,947	12,928	407	925	38,097	—	58,828
Total	$135,487	$110,367	$42,966	$94,810	$46,010	$31,961	$317,377	$—	$778,978
Current period gross write offs	$22	$49	$98	$9	$26	$147	$656	$31	$1,038

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$933	$6,563	$30,181	$18,655	$39,626	$71,173	$4,355	$—	$171,486
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$933	$6,563	$30,181	$18,655	$39,626	$71,173	$4,355	$—	$171,486
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other loans
Risk rating
Pass	$23,315	$860	$2,903	$11,888	$4,537	$1,362	$1,704	$—	$46,569
Special mention	—	—	—	—	—	—	1,150	—	1,150
Substandard	—	—	—	—	—	—	—	—	—
Total	$23,315	$860	$2,903	$11,888	$4,537	$1,362	$2,854	$—	$47,719
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other construction loans and all land development and other land loans
Risk rating
Pass	$126,890	$108,759	$71,368	$36,239	$7,249	$2,635	$9,053	$—	$362,193
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,462	—	147	—	1,372	—	—	3,981
Total	$126,890	$111,221	$71,368	$36,386	$7,249	$4,007	$9,053	$—	$366,174
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$129,491	$60,801	$91,724	$278,967	$79,805	$56,441	$2,507	$—	$699,736
Special mention	—	—	—	—	3,432	—	—	—	3,432
Substandard	5,721	—	299	—	644	—	—	—	6,664
Total	$135,212	$60,801	$92,023	$278,967	$83,881	$56,441	$2,507	$—	$709,832
Current period gross write offs	$—	$—	$—	$1,072	$—	$—	$—	$—	$1,072

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$175,561	$163,033	$246,911	$388,071	$230,700	$179,764	$6,770	$—	$1,390,810
Special mention	10,115	—	56	206	—	—	411	—	10,788
Substandard	—	13,340	744	471	—	3,490	—	—	18,045
Total	$185,676	$176,373	$247,711	$388,748	$230,700	$183,254	$7,181	$—	$1,419,643
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

	December 31, 2025			December 31, 2024
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$41,659	$—	$41,659	$26,431	$—	$26,431
Home equity lines of credit	248,819	2,004	250,823	165,490	837	166,327
Residential Mortgages secured by first liens	1,750,100	12,971	1,763,071	1,003,653	9,093	1,012,746
Residential Mortgages secured by junior liens	139,702	1,088	140,790	106,191	271	106,462
Other revolving credit plans	48,912	41	48,953	40,941	154	41,095
Automobile	16,982	55	17,037	20,895	66	20,961
Other consumer	50,740	734	51,474	53,072	749	53,821
Total loans	$2,296,914	$16,893	$2,313,807	$1,416,673	$11,170	$1,427,843

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2025. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$18,062	$20,514	$3,043	$—	$—	$40	$—	$—	$41,659
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$18,062	$20,514	$3,043	$—	$—	$40	$—	$—	$41,659
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$73,131	$48,440	$27,018	$31,431	$10,894	$41,169	$10,387	$6,349	$248,819
Nonperforming	—	—	47	—	—	57	—	1,900	2,004
Total	$73,131	$48,440	$27,065	$31,431	$10,894	$41,226	$10,387	$8,249	$250,823
Current period gross write offs	$—	$—	$—	$—	$—	$70	$—	$—	$70

Residential mortgages secured by first lien
Payment performance
Performing	$175,742	$183,335	$192,874	$350,908	$277,658	$567,167	$2,416	$—	$1,750,100
Nonperforming	31	616	3,147	2,318	1,477	5,382	—	—	12,971
Total	$175,773	$183,951	$196,021	$353,226	$279,135	$572,549	$2,416	$—	$1,763,071
Current period gross write offs	$—	$—	$—	$300	$32	$20	$—	$—	$352

Residential mortgages secured by junior liens
Payment performance
Performing	$27,734	$31,840	$25,138	$26,987	$11,589	$15,252	$1,162	$—	$139,702
Nonperforming	501	44	133	31	111	210	58	—	1,088
Total	$28,235	$31,884	$25,271	$27,018	$11,700	$15,462	$1,220	$—	$140,790
Current period gross write offs	$260	$—	$—	$—	$—	$—	$—	$—	$260

Other revolving credit plans
Payment performance
Performing	$9,962	$4,754	$4,194	$6,642	$2,736	$20,470	$154	$—	$48,912
Nonperforming	—	4	2	4	5	26	—	—	41
Total	$9,962	$4,758	$4,196	$6,646	$2,741	$20,496	$154	$—	$48,953
Current period gross write offs	$—	$38	$4	$3	$7	$106	$—	$—	$158

Automobile
Payment performance
Performing	$5,071	$3,973	$4,780	$2,028	$342	$788	$—	$—	$16,982
Nonperforming	—	26	11	17	—	1	—	—	55
Total	$5,071	$3,999	$4,791	$2,045	$342	$789	$—	$—	$17,037
Current period gross write offs	$18	$11	$23	$—	$—	$—	$—	$—	$52

Other consumer
Payment performance
Performing	$21,250	$15,173	$6,872	$2,617	$1,166	$3,662	$—	$—	$50,740
Nonperforming	147	282	163	60	51	31	—	—	734
Total	$21,397	$15,455	$7,035	$2,677	$1,217	$3,693	$—	$—	$51,474
Current period gross write offs	$141	$1,068	$715	$188	$72	$15	$—	$—	$2,199

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2024. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$21,411	$3,717	$1,254	$—	$—	$49	$—	$—	$26,431
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$21,411	$3,717	$1,254	$—	$—	$49	$—	$—	$26,431
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$44,573	$28,211	$30,557	$9,440	$8,106	$30,649	$7,993	$5,961	$165,490
Nonperforming	—	50	—	—	—	—	—	787	837
Total	$44,573	$28,261	$30,557	$9,440	$8,106	$30,649	$7,993	$6,748	$166,327
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$106,278	$135,898	$224,633	$177,756	$128,924	$226,926	$3,238	$—	$1,003,653
Nonperforming	363	2,494	1,657	1,305	839	2,435	—	—	9,093
Total	$106,641	$138,392	$226,290	$179,061	$129,763	$229,361	$3,238	$—	$1,012,746
Current period gross write offs	$—	$—	$—	$—	$—	$79	$—	$—	$79

Residential mortgages secured by junior liens
Payment performance
Performing	$32,777	$22,256	$22,931	$11,769	$5,695	$9,465	$1,298	$—	$106,191
Nonperforming	19	40	34	123	—	16	39	—	271
Total	$32,796	$22,296	$22,965	$11,892	$5,695	$9,481	$1,337	$—	$106,462
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$10,454	$5,556	$6,898	$2,163	$5,366	$10,504	$—	$—	$40,941
Nonperforming	—	—	27	6	—	121	—	—	154
Total	$10,454	$5,556	$6,925	$2,169	$5,366	$10,625	$—	$—	$41,095
Current period gross write offs	$—	$9	$—	$41	$25	$81	$—	$—	$156

Automobile
Payment performance
Performing	$5,794	$8,504	$3,975	$1,149	$664	$809	$—	$—	$20,895
Nonperforming	—	15	47	—	4	—	—	—	66
Total	$5,794	$8,519	$4,022	$1,149	$668	$809	$—	$—	$20,961
Current period gross write offs	$22	$93	$7	$14	$6	$4	$—	$—	$146

Other consumer
Payment performance
Performing	$27,727	$13,090	$5,344	$2,432	$2,162	$2,317	$—	$—	$53,072
Nonperforming	219	368	82	67	8	5	—	—	749
Total	$27,946	$13,458	$5,426	$2,499	$2,170	$2,322	$—	$—	$53,821
Current period gross write offs	$133	$1,141	$630	$154	$24	$12	$—	$—	$2,094

	December 31, 2025	December 31, 2024
Credit card
Payment performance
Performing	$13,234	$12,981
Nonperforming	42	162
Total	$13,276	$13,143
Current period gross write offs	$502	$143

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Gross consumer loans	$12,746	$27,261
Less: unearned discounts	(1,489)	(4,772)
Total consumer loans, net of unearned discounts	$11,257	$22,489

5.  Fair Value
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

Assets and liabilities measured at fair value on a recurring basis were as follows at December 31, 2025 and 2024:

		Fair Value Measurements at December 31, 2025 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$113,095	$88,113	$24,982	$—
States and political subdivisions	87,848	—	87,848	—
Residential and multi-family mortgage	328,247	—	328,247	—
Corporate notes and bonds	47,940	—	47,940	—
Pooled SBA	7,200	—	7,200	—
Total Securities Available-For-Sale	$584,330	$88,113	$496,217	$—
Interest rate swaps	$5,873	$—	$5,873	$—
Equity Securities:
Corporate equity securities	$4,745	$4,745	$—	$—
Mutual funds	3,792	3,792	—	—
Money market funds	245	245	—	—
Corporate notes	2,083	—	2,083	—
Total Equity Securities	$10,865	$8,782	$2,083	$—
Liabilities
Interest rate swaps	$(5,873)	$—	$(5,873)	$—

		Fair Value Measurements at December 31, 2024 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$14,810	$14,810	$—	$—
States and political subdivisions	90,956	—	90,956	—
Residential and multi-family mortgage	318,910	—	318,910	—
Corporate notes and bonds	35,210	—	35,210	—
Pooled SBA	8,660	—	8,660	—
Total Securities Available-For-Sale	$468,546	$14,810	$453,736	$—
Interest rate swaps	$423	$—	$423	$—
Equity Securities:
Corporate equity securities	$6,542	$6,542	$—	$—
Mutual funds	1,936	1,936	—	—
Money market funds	287	287	—	—
Corporate notes	1,691		1,691	—
Total Equity Securities	$10,456	$8,765	$1,691	$—
Liabilities
Interest rate swaps	$(423)	$—	$(423)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2025 and 2024:

		Fair Value Measurements at December 31, 2025 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$313	$—	$—	$313
Owner-occupied, nonfarm nonresidential properties	2,192	—	—	2,192
Commercial and industrial	3,207	—	—	3,207
Other construction loans and all land development loans and other land loans	2,608	—	—	2,608
Multifamily (5 or more) residential properties	654	—	—	654
Non-owner occupied, nonfarm nonresidential	1,305	—	—	1,305
Home equity lines of credit	1,011	—	—	1,011
Residential mortgages secured by first liens	2,387	—	—	2,387
Residential mortgages secured by junior liens	437	—	—	437

		Fair Value Measurements at December 31, 2024 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$352	$—	$—	$352
Owner-occupied, nonfarm nonresidential properties	2,531	—	—	2,531
Commercial and industrial	2,334	—	—	2,334
Other construction loans and all land development loans and other land loans	1,196	—	—	1,196
Multifamily (5 or more) residential properties	19,773	—	—	19,773
Non-owner occupied, nonfarm nonresidential	5,225	—	—	5,225
Home equity lines of credit	290	—	—	290
Residential mortgages secured by first liens	1,173	—	—	1,173

A loan is considered to be a collateral dependent loan when, based on current information and events, the Corporation expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Corporation has determined that the borrower is experiencing financial difficulty as of the measurement date. The allowance for credit losses is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. For real estate loans, fair value of the loan’s collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Corporation reviews the third-party appraisal for appropriateness and may adjust the value downward to consider selling and closing costs. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2025:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$313	Valuation of third party appraisal on underlying collateral	Loss severity rates	27% (27%)
Owner-occupied, nonfarm nonresidential properties	2,192	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-100% (50%)
Commercial and industrial	3,207	Valuation of third party appraisal on underlying collateral	Loss severity rates	10%-100% (33%)
Other construction loans and all land development loans and other land loans	2,608	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-38% (36%)
Multifamily (5 or more) residential properties	654	Valuation of third party appraisal on underlying collateral	Loss severity rates	27%-32% (31%)
Non-owner occupied, nonfarm nonresidential	1,305	Valuation of third party appraisal on underlying collateral	Loss severity rates	87% (87%)
Home equity lines of credit	1,011	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-22% (17%)
Residential mortgages secured by first liens	2,387	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-60% (28%)
Residential mortgages secured by junior liens	437	Valuation of third party appraisal on underlying collateral	Loss severity rates	17% (17%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2024:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$352	Valuation of third party appraisal on underlying collateral	Loss severity rates	37% (37%)
Owner-occupied, nonfarm nonresidential properties	2,531	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-44% (25%)
Commercial and industrial	2,334	Valuation of third party appraisal on underlying collateral	Loss severity rates	9%-100% (31%)
Other construction loans and all land development loans and other land loans	1,196	Valuation of third party appraisal on underlying collateral	Loss severity rates	38% (38%)
Multifamily (5 or more) residential properties	19,773	Valuation of third party appraisal on underlying collateral	Loss severity rates	10% (10%)
Non-owner occupied, nonfarm nonresidential	5,225	Valuation of third party appraisal on underlying collateral	Loss severity rates	51% (51%)
Home equity lines of credit	290	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-29% (28%)
Residential mortgages secured by first liens	1,173	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-51% (34%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2025:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$527,896	$527,896	$—	$—	$527,896
Debt securities available-for-sale	584,330	88,113	496,217	—	584,330
Debt securities held-to-maturity	242,138	58,483	171,211	—	229,694
Equity securities	10,865	8,782	2,083	—	10,865
Loans held for sale	2,517	—	2,506	—	2,506
Net loans receivable	6,426,685	—	—	6,444,201	6,444,201
FHLB and other restricted stock holdings and investments	58,547	n/a	n/a	n/a	n/a
Interest rate swaps	5,873	—	5,873	—	5,873
Accrued interest receivable	34,324	1,078	2,911	30,335	34,324
Liabilities:
Deposits	$(7,027,109)	$(5,929,321)	$(1,094,998)	$—	$(7,024,319)
Short-term borrowings	(164,000)	—	(164,145)	—	(164,145)
Subordinated notes and debentures	(105,494)	—	(119,450)	—	(119,450)
Deposits held for sale	(88,119)	(70,524)	(17,550)	—	(88,074)
Interest rate swaps	(5,873)	—	(5,873)	—	(5,873)
Accrued interest payable	(7,324)	—	(7,324)	—	(7,324)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2024:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$443,035	$443,035	$—	$—	$443,035
Debt securities available-for-sale	468,546	14,810	453,736	—	468,546
Debt securities held-to-maturity	306,081	71,323	211,647	—	282,970
Equity securities	10,456	8,765	1,691	—	10,456
Loans held for sale	762	—	766	—	766
Net loans receivable	4,561,599	—	—	4,495,097	4,495,097
FHLB and other restricted stock holdings and investments	40,702	n/a	n/a	n/a	n/a
Interest rate swaps	423	—	423	—	423
Accrued interest receivable	24,739	385	2,766	21,588	24,739
Liabilities:
Deposits	$(5,371,364)	$(4,648,504)	$(718,328)	$—	$(5,366,832)
Subordinated notes and debentures	(105,190)	—	(124,515)	—	(124,515)
Interest rate swaps	(423)	—	(423)	—	(423)
Accrued interest payable	(7,152)	—	(7,152)	—	(7,152)

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

6.  Secondary Market Mortgage Activities

Total loans serviced for others were $395.6 million and $264.1 million for the years ended December 31, 2025 and 2024, respectively.

The following summarizes secondary market mortgage activities for the years ended December 31, 2025, 2024, and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Loans originated for resale	$31,015	$28,451	$17,874
Proceeds from sales of loans held for sale	29,484	27,934	16,263
Net gains on sales of loans held for sale	916	770	447
Loan servicing fees	766	719	744

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2025, 2024, and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Balance, beginning of year	$1,251	$1,554	$1,804
Additions	369	244	114
Servicing rights acquired	1,562	—	—
Amortization	(574)	(547)	(364)
Balance, end of year	$2,608	$1,251	$1,554

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was not materially different than amortized cost at December 31, 2025 and 2024, respectively. No valuation allowance was deemed necessary at December 31, 2025, 2024, and 2023. The fair value of interest rate lock commitments and forward commitments to sell loans were not material at December 31, 2025 or 2024.

7.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Land	$12,133	$9,043
Premises and leasehold improvements	117,653	92,269
Furniture and equipment	71,823	48,833
Construction in process	149	1,965
	201,758	152,110
Less: accumulated depreciation	111,538	76,099
Premises and equipment, net	$90,220	$76,011

Depreciation on premises and equipment amounted to $6.7 million in 2025, $5.8 million in 2024 and $5.7 million in 2023.

8.  Leases

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

Leases	Classification	December 31, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$40,876	$37,764
Finance lease assets	Finance lease right-of-use assets	17,417	14,951
Finance lease assets	Premises and equipment, net (1)	71	143
Total leased assets		$58,364	$52,858

Liabilities:
Operating lease liabilities	Operating lease liabilities	$43,747	$40,315
Finance lease liabilities	Accrued interest payable and other liabilities	18,051	15,151
Total leased liabilities		$61,798	$55,466
(1) Finance lease assets are recorded net of accumulated amortization of $1.1 million and $1.1 million as of December 31, 2025 and 2024, respectively.

The components of the Corporation's net lease expense for the years ended December 31, 2025, 2024, and 2023 were as follows:

Lease Cost	Classification	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	Net occupancy expense	$3,575	$3,066	$2,963
Variable lease cost	Net occupancy expense	114	103	92
Finance lease cost:
Amortization of leased assets	Net occupancy expense	553	72	72
Interest on lease liabilities	Interest expense - borrowed funds	942	11	15
Sublease income (1)	Net occupancy expense	(101)	(96)	(93)
Gain on sale-leaseback transactions	Noninterest income - other	(13)	(63)	—
Net lease cost		$5,070	$3,093	$3,049
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of December 31, 2025:

Maturity of Lease Liabilities as of December 31, 2025	Operating Leases (1)	Finance Leases	Total
2026	$3,702	$1,042	$4,744
2027	3,413	934	4,347
2028	3,361	978	4,339
2029	3,201	978	4,179
2030	3,161	978	4,139
After 2030	53,825	37,156	90,981
Total lease payments	70,663	42,066	112,729
Less: Interest	26,916	24,015	50,931
Present value of lease liabilities	$43,747	$18,051	$61,798
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude zero of legally binding minimum lease payments for leases signed, but not yet commenced.

Other information related to the Corporation's lease liabilities as of December 31, 2025 and 2024 was as follows:

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	21.6	22.8
Finance leases	33.9	34.6

Weighted-average discount rate
Operating leases	4.33%	4.22%
Finance leases	5.32%	5.24%

Other information related to the Corporation's lease liabilities as of December 31, 2025 and 2024 was as follows:

Other Information	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used by operating leases	$1,463	$1,052

9.  Goodwill and Intangible Assets
Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Balance, beginning of year	$43,749	$43,749
Acquired during the year	44,638	—
Balance, end of year	$88,387	$43,749

Impairment exists when the carrying value of goodwill exceeds its fair value. The Corporation completed its annual goodwill impairment test as of November 30, 2025. The Corporation elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

Intangible Assets

In connection with its acquisition of ESSA Bancorp and ESSA Bank in 2025, the Corporation recorded a core deposit intangible asset of $35.3 million. During the year ended December 31, 2025, 2024, and 2023, the Corporation recorded amortization expense of $1.8 million, zero, and zero, respectively. The net carrying value at December 31, 2025 and 2024 was $33.5 million and zero, respectively. No other intangible assets were required to be recorded in connection with the acquisition of ESSA Bancorp and ESSA Bank.

In connection with its acquisition of Bank of Akron in 2020, the Corporation recorded a core deposit intangible asset of $613 thousand. During the year ended December 31, 2025, 2024, and 2023, the Corporation recorded amortization expense of $62 thousand, $73 thousand, and $84 thousand, respectively. The net carrying value at December 31, 2025 and 2024 was $144 thousand and $206 thousand, respectively. No other intangible assets were required to be recorded in connection with the acquisition of Bank of Akron.

Estimated amortization expense of core deposit intangible assets for each of the next five years is as follows:

2026	$4,071
2027	3,984
2028	3,880
2029	3,758
2030	3,619
Thereafter	14,381
Total	$33,693

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

As of December 31, 2025, the carrying amount of naming rights intangible assets was $125 thousand and no impairment indicators were identified during the year ended December 31, 2025.

Management evaluates events or changes in circumstances that may impact the indefinite useful life assessment of the naming rights intangible asset. If impairment indicators are identified, the Corporation will perform a qualitative or quantitative impairment test, as applicable.
10.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2025:

Time deposits maturing:
2026	$926,712
2027	139,634
2028	14,025
2029	10,078
2030	5,927
Thereafter	1,412
Total	$1,097,788

Certificates of deposit of $250 thousand or more totaled $194.3 million and $131.1 million at December 31, 2025 and 2024, respectively.

The Corporation had $254.8 million in brokered deposits as of December 31, 2025 compared to $185.0 million at December 31, 2024. In addition, the Corporation had $1.1 billion and $924.6 million in reciprocal deposits at December 31, 2025 and December 31, 2024, respectively.

11.  Borrowings

At December 31, 2025 and 2024, the Corporation had available one $10 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings on the line of credit at December 31, 2025 and 2024.

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

Total loans pledged to the FHLB at December 31, 2025, and 2024, were $3.6 billion and $2.1 billion, respectively. The Bank could obtain advances of up to approximately $1.9 billion from the FHLB at December 31, 2025, and $1.2 billion at December 31, 2024.

At December 31, 2025, and December 31, 2024, outstanding advances from the FHLB were as follows:

	2025	2024
Open Repo borrowing at an interest rate of 3.93% and 4.71% at December 31, 2025 and December 31, 2024. The maximum amount of the Open Repo borrowing available is $250,000.	$164,000	$—
Total	$164,000	$—

At December 31, 2025 and 2024, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $260.1 million and $157.7 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program. At December 31, 2025, the Bank had borrowing capacity through the Federal Reserve BIC program of $201.2 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At December 31, 2025, the Bank has pledged certain qualifying loans with an unpaid principal balance of $211.8 million and securities with a carrying value of $62.3 million as collateral.

Other Borrowings

At December 31, 2025 and 2024, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based on the three-month London Interbank Offered Rate ("LIBOR") plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 5.53% at December 31, 2025 and 6.17% at December 31, 2024. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.1 million and $0.4 million as of December 31, 2025 and December 31, 2024, respectively.

12.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan. The plan permits eligible employees to make pre-tax and Roth contributions up to 70% of salary. Employees 21 years of age or over with a minimum of 90 days of service are eligible for matching contributions by the Corporation at 100% of elective contributions not to exceed 5% of plan salary. The Corporation’s matching contribution and related expenses were $2.9 million, $2.4 million, and $1.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. A profit sharing discretionary non-contributory pension plan component is in place for employees 21 years of age or over with a minimum of one-year with 1,000 hours of service and allows employer contributions in an amount equal to a percentage of eligible compensation plus 5.7% of the compensation in excess of $176 thousand, subject to a $350 thousand salary limit. The Corporation recognized profit sharing expense of $1.9 million, $1.4 million, and $3.6 million for the years ended December 31, 2025, 2024, and 2023 respectively.

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

At December 31, 2025 and 2024, obligations of $11.0 million and $10.5 million, respectively, were included in other liabilities for the SERP and DCP. Expenses related to the SERP and DCP were $747 thousand for the year ended December 31, 2025, $866 thousand for the year ended December 31, 2024, and $565 thousand for the year ended December 31, 2023.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2025 and 2024, obligations of $1.2 million and $1.3 million, respectively, were included in other liabilities for this plan. Expenses (benefits) related to this plan were $19 thousand for the year ended December 31, 2025, $(17) thousand for the year ended December 31, 2024, and $(213) thousand for the year ended December 31, 2023.

The Corporation assumed a defined benefit pension plan (the "Pension Plan") as part of the ESSA acquisition in July 2025. The Pension Plan was amended by ESSA in 2017 to provide that no additional participants would enter the plan and no additional benefits would accrue. The Pension Plan was terminated as of December 31, 2025 and the tables below utilize plan-termination assumptions.

The following table set forth the change in plan assets and benefit obligation at December 31, 2025:

December 31, 2025
Change in projected benefit obligation:
Projected benefit obligation at acquisition date	$12,526
Service cost	—
Interest cost	275
Plan participants' contributions	—
Actuarial (gain)/loss	745
Benefits Paid	(212)
Projected benefit obligation at end of the year	$13,334
Change in plan assets:
Fair value of plan assets at acquisition date	$21,352
Actual return on plan assets	369
Contributions	—
Benefits paid	(212)
Fair value of plan assets at end of the year	$21,509
Funded (unfunded) status at end of year	$8,175

The benefit obligation for the Pension Plan at December 31, 2025 was $13.3 million. The funded status of the Pension Plan was recognized in Accrued interest receivable and other assets.

Amounts not yet recognized as a component of net period pension cost at December 31, 2025:

December 31, 2025
Amounts recognized in accumulated other comprehensive income consist of:
Net (gain) loss	$715

The following table comprises the components of the net periodic benefit cost for the year ended December 31, 2025:

December 31, 2025
Service cost	$—
Interest cost	275
Expected return on plan assets	(340)
Net periodic benefit cost	$(65)

Weighted-average assumptions used to determine benefit obligations for the year ended December 31, 2025:

December 31, 2025
Discount rate	5.11%
Rate of compensation increase	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31, 2025:

December 31, 2025
Discount rate	5.47%
Expected return on plan assets	3.90%
Rate of compensation increase	N/A

The expected return on the Pension Plan assets was estimated using the benchmarks for which current plan assets are held, as the plan was terminated as of December 31, 2025. This includes cash/money market funds and debt securities.

The Corporation's Pension Plan weighted-average asset allocations at December 31, 2025 by asset category, are as follows:

December 31, 2025
Cash/Money Market Fund	60.40%
Debt securities	39.60%
Total	100.00%

The asset mix is driven by the Pension Plan's termination as of December 31, 2025.

The Corporation does not expect to make any additional contributions to the Pension Plan. Estimated future benefit payments, are as follows:

Cash flows
Estimated benefit payments in 2026	$—
Estimated benefit payments in 2027	6,708
Estimated benefit payments in 2028	7,485
Estimated benefit payments in 2029	—
Estimated benefit payments in 2030	—
Estimated benefit payments in 2031-2035	—

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2025:

		Fair Value Measurements at December 31, 2025 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in collective trusts:
Cash/Money Market	$12,986	$—	$12,986	$—
Debt Securities	8,523	—	8,523	—
Total Plan Assets	$21,509	$—	$21,509	$—

13.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Balance, beginning of year	$4,712	$4,108	$3,650
Deferrals, dividends, and changes in fair value	686	845	638
Deferred compensation payments	(365)	(241)	(180)
Balance, end of year	$5,033	$4,712	$4,108

14.  Income Taxes

Upon adoption of ASU 2023-09, as described in Note 1, "Summary of Significant Accounting Policies," cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows:

December 31, 2025
Federal	$9,850
States
New York	723
Other	76
Foreign	—
Total cash paid for income taxes, net of refunds	$10,649

Income Tax Matters

Pre-tax income is entirely related to domestic activities, the Corporation did not have any foreign operations.

The following is a summary of income tax expense from continuing operations for the years ended December 31, 2025, 2024, and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Current tax expense:
Federal	$10,526	$12,863	$11,446
State	740	1,104	1,252
Total	11,266	13,967	12,698
Deferred tax expense (benefit):
Federal	4,828	(1,124)	1,110
State	240	(59)	1
Total	5,068	(1,183)	1,111
Income tax expense from continuing operations	$16,334	$12,784	$13,809

The Corporation did not have any income tax expense (benefit) in foreign jurisdictions.

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense in accordance with ASU 2023-09 is as follows:

	December 31, 2025
	Amount	%
Tax computed at the statutory federal rate	$17,318	21.0%
State income taxes, net of federal benefit (1)	774	0.9
Tax credits
Low income housing tax credits (2)	61	0.1
Nontaxable or nondeductible items
Tax exempt interest, net	(1,232)	(1.5)
Bank owned life insurance	(1,002)	(1.2)
Other	463	0.6
Other adjustments	(48)	(0.1)
Income tax expense	$16,334	19.8%
(1) State taxes in New York make up the majority (greater than 50%) of the tax effect in this category.
(2) Low income housing tax credits includes the tax credit benefit net of proportional amortization.

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense before the adoption of ASU 2023-09 is as follows:

	December 31, 2024	%	December 31, 2023	%
Tax at statutory rate	$14,146	21.0%	$15,084	21.0%
Tax exempt income, net	(1,139)	(1.7)	(1,090)	(1.5)
Bank owned life insurance	(653)	(1.0)	(619)	(0.9)
Tax credits, net of amortization	(160)	(0.2)	(173)	(0.3)
Effect of state tax	826	1.2	990	1.4
Other	(236)	(0.4)	(383)	(0.5)
Income tax expense	$12,784	18.9%	$13,809	19.2%

The following table sets forth deferred taxes as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$14,760	$10,895
Fair value adjustments – business combination	10,184	685
Deferred compensation	5,441	4,026
Net operating loss carryover	2,406	493
Post-retirement benefits	—	509
Unrealized loss on equity securities	203	197
Nonaccrual loan interest	722	563
Accrued expenses	2,976	609
Deferred fees and costs	—	25
Unrealized loss on securities available-for-sale	7,262	10,852
Unrealized loss on securities held-to-maturity	837	963
Lease liability	13,570	12,360
Other	598	547
Total	58,959	42,724
Deferred tax liabilities:
Premises and equipment	3,134	3,054
Intangibles – section 197	2,354	2,475
Mortgage servicing rights	571	278
Right of use lease asset	12,858	11,839
Deferred fees and costs	195	—
Partnership investments	914	—
Post-retirement benefits	1,519	—
Other	691	633
Total	22,236	18,279
Net deferred tax asset	$36,723	$24,445

At December 31, 2025 and 2024, the Corporation had no unrecognized tax benefits.

At December 31, 2025, the Corporation had federal net operating loss carryforwards of $10.7 million related to the acquisition of ESSA Bancorp. The net operating loss is limited under section 382 annually but the Corporation will realize the entire benefit as there is no expiration date of this carryforward attribute.

At December 31, 2025, the Corporation had state net operating loss carryforwards with the state of New York of $4.9 million related to the acquisition of Bank of Akron, which will expire at various dates between 2023-2039. The Corporation's ability to utilize the carryforward is limited to $363 thousand per year. Due to this limitation, management determined it is more likely than not a portion of the originally acquired net operating loss will expire before utilized and wrote off $9.5 million in prior periods.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2025, 2024, and 2023, there were no amounts accrued for interest and/or penalties and no amounts recorded as tax expense for the years ending December 31, 2025, 2024, and 2023.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as filing various state returns. The Corporation is no longer subject to examinations by the taxing authorities for years prior to 2022. Tax years 2022 through 2025 are open to examination.

15.  Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2025 were as follows:

Beginning balance	$31,689
New loans and advances	18,936
Effect of changes in composition of related parties	879
Repayments	(10,887)
Ending balance	$40,617

Deposits from principal officers, directors, and their affiliates were $13.3 million and $12.1 million at December 31, 2025 and 2024, respectively.

16. Stock-Based Compensation

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

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Stock compensation received by non-employee directors vests in full as of the year-end of the year of grant. All stock-based compensation grants during the years ending December 31, 2025, 2024, and 2023 and outstanding at December 31, 2025, 2024, and 2023 were time-based and performance-based restricted stock.

During the years ended December 31, 2025, 2024, and 2023, the Executive Compensation and Personnel Committee of the Corporation's Board of Directors granted a total of 147,132, 130,857, and 105,185 shares, respectively, of time-based restricted common stock to certain key employees and all independent directors of the Corporation.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $2.7 million, $2.2 million, and $1.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $560 thousand, $467 thousand, and $354 thousand for the years ended December 31, 2025, 2024, and 2023, respectively.

A summary of changes in time-based unvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value
Non-vested at January 1, 2025	178,556	$22.37
Granted	147,132	22.82
Forfeited	(16,971)	22.46
Vested	(61,533)	22.91
Non-vested at December 31, 2025	247,184	$22.50

As of December 31, 2025 and 2024, there was $3.6 million and $2.7 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2025 Stock Incentive Plan. The fair value of shares vesting during the year end December 31, 2025, 2024, and 2023 was $1.6 million, $1.4 million, and $1.0 million, respectively. As of December 31, 2025, there were zero outstanding unvested restricted stock awards granted to the Corporation's Board of Directors.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards ("PBRSAs") to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. Awards with a maximum of 55,575 shares, 44,988 shares, and 35,129 shares in aggregate were granted to key employees in 2025, 2024, and 2023, respectively. As of December 31, 2025, there were a maximum 130,828 shares outstanding related to PBRSAs.

Total compensation expense related to the PBRSAs and included in the above compensation expense total was $591 thousand, $431 thousand and $235 thousand for 2025, 2024, and 2023, respectively. Estimated remaining unearned compensation related to PBRSAs at December 31, 2025 was $856 thousand.

In 2024, the 2022 PBRSAs were fully earned and in 2025, 8,916 shares were fully distributed. The fair value of the shares distributed in 2025 was $226 thousand. In 2023, the 2021 PBRSAs were fully earned and in 2024, 9,667 shares were fully distributed. The fair value of the shares distributed in 2024 was $206 thousand.

The number of authorized stock-based awards still available for grant as of December 31, 2025 was 592,608.

17.  Regulatory Capital Matters

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action ("PCA") regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. The net unrealized gain or loss on AFS debt securities is excluded from computing regulatory capital. Management believes as of December 31, 2025 the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2025 and 2024. The capital adequacy ratio includes the capital conservation buffer.

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Capital to Risk Weighted Assets
Consolidated	$944,527	14.78%	$671,140	10.50%	N/A	N/A
Bank	905,797	14.22	668,935	10.50	$637,081	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	808,846	12.65	543,304	8.50	N/A	N/A
Bank	857,160	13.45	541,519	8.50	509,665	8.00
Common equity Tier 1 to Risk Weighted Assets
Consolidated	731,061	11.44	447,427	7.00	N/A	N/A
Bank	849,781	13.34	445,957	7.00	414,103	6.50
Tier 1 (Core) Capital to Average Assets
Consolidated	808,846	9.87	327,934	4.00	N/A	N/A
Bank	857,160	10.50	326,657	4.00	408,321	5.00
December 31, 2024
Total Capital to Risk Weighted Assets
Consolidated	$764,161	16.16%	$496,541	10.50%	N/A	N/A
Bank	639,971	13.59	494,609	10.50	$471,057	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	634,131	13.41	401,962	8.50	N/A	N/A
Bank	596,615	12.67	400,398	8.50	376,845	8.00
Common equity Tier 1 to Risk Weighted Assets
Consolidated	556,346	11.76	331,028	7.00	N/A	N/A
Bank	589,236	12.51	329,740	7.00	306,187	6.50
Tier 1 (Core) Capital to Average Assets
Consolidated	634,131	10.43	243,290	4.00	N/A	N/A
Bank	596,615	9.84	242,432	4.00	303,040	5.00
(1) The minimum amounts and ratios as of December 31, 2025 and 2024 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

18.  Derivative Instruments

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

As of December 31, 2025 and 2024, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023:

Liability Derivative
	Balance Sheet	Fair value
	Location	December 31, 2025	December 31, 2024
Interest rate contract	Accrued interest receivable (payable) and other assets (liabilities)	$—	$—

For the Year Ended December 31, 2025	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$—	Interest expense – subordinated debentures		$—	Other income	$—
For the Year Ended December 31, 2024
Interest rate contract	—	Interest expense – subordinated debentures		—	Other income	—
For the Year Ended December 31, 2023
Interest rate contract	(119)	Interest expense – subordinated debentures		151	Other income	—
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

The Corporation pledged cash collateral to another financial institution with a balance $1.3 million as of December 31, 2025 and $173 thousand as of December 31, 2024. This balance is included in cash and due from banks on the consolidated balance sheets. The Corporation received cash collateral from another financial institution with a balance $2.6 million as of December 31, 2025 and no balance as of December 31, 2024. This balance is included in non-interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions. Effective on September 30, 2023, the Corporation amended all of the back-to-back swap contracts to reference the 1-month SOFR plus a credit spread adjustment of 11.448 basis points "Fallback SOFR."

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of December 31, 2025 and 2024:

		Fair Value
	Notional Amount	Asset		Liability
December 31, 2025	$181,171	$5,873	(a)	$5,873	(b)
December 31, 2024	$65,629	$423	(a)	$423	(b)

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

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institutions related to loans in which the Corporation is a participant in. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $53.1 million as of December 31, 2025 and $21.3 million as of December 31, 2024.

The Corporation entered into RPA swaps with other financial institutions related to loans in which the Corporation is a participant out. The RPA provides credit protection to the Corporation should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $28.7 million as of December 31, 2025 and $25.5 million as of December 31, 2024.

The fair value of the RPA swaps was $18 thousand and $11 thousand as of December 31, 2025 and December 31, 2024, respectively, and is reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets.

19.  Off-Balance Sheet Commitments and Contingencies

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

As of December 31, 2025 and 2024, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 18, "Derivative Instruments," for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$137,684	$535,116	$130,087	$321,677
Unused lines of credit	71,368	1,049,890	24,037	851,846
Standby letters of credit	24,136	12,322	19,301	2,797

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the years ended December 31, 2025, 2024, and 2023, respectively:

	Year ended December 31,
	2025	2024	2023
Beginning balance	$944	$759	$603
Provision for credit losses on unfunded loan commitments (1)	208	185	156
Ending balance	$1,152	$944	$759
(1) Excludes provision for credit losses related to the loan portfolio.

Investments in Small Business Investment Corporation and Community Development Entities

The Corporation makes investments in limited partnerships, including certain small business investment corporations and community development entities. Capital contributions for investments in small business companies ("SBIC") and community development entities ("CDE"), reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of December 31, 2025 and 2024, were $27.7 million and $23.5 million, respectively. Unfunded capital commitments in investments in SBICs and CDEs totaled $12.2 million and $8.0 million as of December 31, 2025 and 2024, respectively. These investments are accounted for under the equity method of accounting.

Investments in Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of December 31, 2025 and 2024 were $6.8 million and $7.3 million, respectively. The related amortization for the years ended December 31, 2025 2024, and 2023 were $1.2 million, $711 thousand, and $747 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the consolidated balance sheet, as of December 31, 2025 and 2024, were $1.0 million and $3.7 million, respectively.

Investments in Federal and State Rehabilitation/Historic Tax Credit

From time to time, the Corporation invests in certain limited partnerships that were formed to provide certain federal and state rehabilitation/historic tax credits. The carrying value of these investments, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of December 31, 2025 and 2024 were $4.1 million and $4.1 million, respectively. The investments do not have any related amortization for the years ended December 31, 2025, 2024, and 2023, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the consolidated balance sheets, as of December 31, 2025 and December 31, 2024, were $3.2 million and $3.2 million, respectively.

Litigation

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Corporation.

20. Parent Company Only Financial Information

CONDENSED BALANCE SHEETS	December 31,
	2025	2024
Assets
Cash	$15,698	$100,702
Equity securities	1,750	1,525
Investment in bank subsidiary	932,937	585,725
Investment in non-bank subsidiaries	21,326	25,216
Deferred assets and current receivables	4,550	2,021
Other assets	2,384	956
Total assets	$978,645	$716,145
Liabilities
Subordinated notes and debentures	$105,494	$105,190
Other liabilities	1,024	260
Total liabilities	106,518	105,450
Stockholders' equity	872,127	610,695
Total liabilities and stockholders' equity	$978,645	$716,145

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
Income:	2025	2024	2023
Dividends from:
Bank subsidiary	$21,937	$22,185	$22,295
Non-bank subsidiaries	5,775	1,320	1,325
Other	213	201	240
Total income	27,925	23,706	23,860
Expenses	(11,317)	(7,035)	(7,084)
Income before income taxes and equity in undistributed net income of subsidiaries:	16,608	16,671	16,776
Change in net unrealized holdings gains on equity securities not held for trading	161	(290)	(722)
Income tax benefit	1,744	1,513	1,606
Equity in undistributed net income of bank subsidiary	51,511	34,755	38,702
Equity in undistributed (distributions in excess) of net income of non-bank subsidiaries	(3,893)	1,926	1,658
Net income	66,131	54,575	58,020
Dividends on preferred stock	(4,302)	(4,302)	(4,302)
Net income available to common stockholders	$61,829	$50,273	$53,718

Comprehensive income attributable to the parent	$66,131	$54,575	$58,020

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2025	2024	2023
Net income
Adjustments to reconcile net income to net cash provided by	$66,131	$54,575	$58,020
Operating activities:
Equity in undistributed net income of bank subsidiary	(51,511)	(34,755)	(38,702)
(Equity in undistributed) distributions in excess of net income of non–bank subsidiaries	3,893	(1,926)	(1,658)
Net realized and unrealized (gains) losses on equity securities	161	(290)	700
Increase (decrease) in other assets	436	174	(230)
Increase in other liabilities	4,138	2,734	2,064
Net cash provided by operating activities	23,248	20,512	20,194
Cash flows from investing activities:
Purchase of equity securities	(18)	(20)	(41)
Sales and maturities of equity securities with readily determinable fair value	—	—	296
Investment in bank subsidiaries	(85,000)	—	(37,000)
Net cash used in investing activities	(85,018)	(20)	(36,745)
Cash flows from financing activities:
Dividends paid on common stock	(18,190)	(14,912)	(14,694)
Dividends paid on preferred stock	(4,302)	(4,302)	(4,302)
Purchase of treasury stock	(742)	(1,003)	(6,858)
Net cash provided by financing activities	(23,234)	(20,217)	(25,854)
Net (decrease) increase in cash	(85,004)	275	(42,405)
Cash beginning of year	100,702	100,427	142,832
Cash end of year	$15,698	$100,702	$100,427

21. Earnings Per Share

The computation of basic and diluted earnings per common share is shown below. There were no anti-dilutive stock options for the years ended December 31, 2025, 2024, and 2023.

	Years Ended December 31,
	2025	2024	2023
Basic earnings per common share computation
Net income per consolidated statements of income	$61,829	$50,273	$53,718
Less: Net earnings allocated to participating securities	(476)	(388)	(283)
Net earnings allocated to common stock	$61,353	$49,885	$53,435
Distributed earnings allocated to common stock	$18,013	$14,785	$14,607
Undistributed earnings allocated to common stock	43,340	35,100	38,828
Net earnings allocated to common stock	$61,353	$49,885	$53,435
Weighted average common shares outstanding, including shares considered participating securities	24,755	20,993	21,010
Less: Average participating securities	(169)	(155)	(106)
Weighted average shares	24,586	20,838	20,904
Basic earnings per common share	$2.50	$2.39	$2.56
Diluted earnings per common share computation
Net earnings allocated to common stock	$61,353	$49,885	$53,435
Weighted average common shares outstanding for basic earnings per common share	24,586	20,838	20,904
Add: Dilutive effects of performance based-shares	83	62	40
Weighted average shares and dilutive potential common shares	24,669	20,900	20,944
Diluted earnings per common share	$2.49	$2.39	$2.55

22. Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2025, 2024, and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Unrealized holding gains on available-for-sale securities	$18,263	$2,245	$7,785
Less reclassification adjustment for gains recognized in earnings	(1,168)	(74)	(52)
Net unrealized gains	17,095	2,171	7,733
Tax effect	(3,591)	(456)	(1,624)
Net-of-tax amount	13,504	1,715	6,109
Amortization of unrealized gains from held-to-maturity securities	601	690	748
Tax effect	(126)	(145)	(157)
Net-of-tax amount	475	545	591
Actuarial gains (losses) on postemployment health care plan	(383)	478	(2)
Net amortization of transition obligation and actuarial gain	(257)	(168)	(174)
Net unrealized gains (losses) on postemployment health care plan	(640)	310	(176)
Tax effect	134	(65)	37
Net-of-tax amount	(506)	245	(139)
Net unrealized holding loss on pension plan	(715)	—	—
Tax effect	150	—	—
Net-of-tax amount	(565)	—	—
Unrealized gains on interest rate swap	—	—	—
Less reclassification adjustment for losses recognized in earnings	—	—	(151)
Net unrealized losses	—	—	(151)
Tax effect	—	—	32
Net-of-tax amount	—	—	(119)
Other comprehensive income	$12,908	$2,505	$6,442

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2025, 2024, and 2023.

	Balance December 31, 2024	Comprehensive Income (Loss)	Balance December 31, 2025
Unrealized gains (losses) on securities available-for-sale	$(46,458)	$13,504	$(32,954)
Amortization of unrealized gains from held-to-maturity securities	2,011	475	2,486
Unrealized gains (losses) on postretirement benefits plan	874	(506)	368
Unrealized gains (losses) on pension plan	—	(565)	(565)
Total	$(43,573)	$12,908	$(30,665)

	Balance December 31, 2023	Comprehensive Income (Loss)	Balance December 31, 2024
Unrealized gains on securities available-for-sale	$(48,173)	$1,715	$(46,458)
Amortization of unrealized gains from held-to-maturity securities	1,466	545	2,011
Unrealized gains on postretirement benefits plan	629	245	874
Total	$(46,078)	$2,505	$(43,573)

	Balance January 1, 2023	Comprehensive Income (Loss)	Balance December 31, 2023
Unrealized gains on securities available-for-sale	$(54,282)	$6,109	$(48,173)
Amortization of unrealized gains from held-to-maturity securities	875	591	1,466
Unrealized losses on postretirement benefits plan	768	(139)	629
Unrealized losses on interest rate swap	119	(119)	—
Total	$(52,520)	$6,442	$(46,078)

23. Segment Reporting

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

Information reported internally for performance assessment by the CODM follows, including reconciliation to the financial statements.

	Year ended December 31,
	2025	2024	2023
Interest and Dividend Income:
Loans including fees
Interest and fees on loans	$350,943	$293,544	$273,223
Investment Securities	41,402	31,926	20,473
Total interest and dividend income	392,345	325,470	293,696
Interest Expense:
Deposits	140,565	133,493	97,770
Borrowed funds	9,744	4,508	6,097
Total interest expense	150,309	138,001	103,867
NET INTEREST INCOME	242,036	187,469	189,829
PROVISION FOR CREDIT LOSS EXPENSE	8,855	9,222	5,993
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	233,181	178,247	183,836
NON-INTEREST INCOME:
Service charges on deposit accounts	7,801	6,990	7,372
Other service charges and fees	1,862	2,973	3,010
Wealth and asset management fees	10,189	7,845	7,251
Security gains (losses), net	2,430	828	(335)
Mortgage banking	756	673	676
Bank owned life insurance	4,770	3,110	2,945
Card processing and interchange income	9,225	8,666	8,301
Other non-interest income	3,132	8,029	4,115
Total non-interest income	40,165	39,114	33,335
NON-INTEREST EXPENSES:
Salaries	59,643	54,089	50,871
Incentive	9,366	2,465	2,847
Benefits	20,714	17,982	17,344
Net occupancy expense	18,222	14,737	14,509
Amortization of core deposit intangible	1,848	73	84
Technology expense	23,744	21,805	20,202
State and local taxes	5,293	4,726	4,126
Legal, professional and examination fees	4,487	4,217	4,414
Advertising	2,820	2,545	3,133
FDIC insurance	4,063	3,718	3,879
Card processing and interchange expenses	5,183	4,575	5,025
Other non-interest expenses	21,674	19,070	18,908
Merger and integration costs	13,824	—	—
Total non-interest expenses	190,881	150,002	145,342
INCOME BEFORE INCOME TAXES	82,465	67,359	71,829
INCOME TAX EXPENSE	16,334	12,784	13,809
SEGMENT NET INCOME	$66,131	$54,575	$58,020

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
CONSOLIDATED NET INCOME	$66,131	$54,575	$58,020

Reconciliation of assets
Adjustments and reconciling items	—	—
TOTAL CONSOLIDATED ASSETS	$8,396,435	$6,192,010

24. Quarterly Financial Data (Unaudited)

The table below sets forth the Corporation's unaudited condensed consolidated quarterly results of operations data for the years ended December 31, 2025 and December 31, 2024 (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation of the quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly results of operations data are not indicative of the financial results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, one should review the financial and operating results, changes in stockholders' equity and cash flows for a period of several years.

As of January 1, 2025, the Corporation adopted ASU 2025-08. Prior to the quarter ended March 31, 2025, the results were based on the applicable guidance in effect prior to the adoption of ASU 2025‑08, and these results have not been restated.

	Quarters Ended in 2025				Quarters Ended in 2024
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Total interest and dividend income	$82,379	$85,771	$108,645	$115,550	$77,905	$80,652	$83,235	$83,678
Net interest income	48,431	52,197	67,129	74,279	45,222	45,717	47,486	49,044
Provision for credit losses	1,556	4,338	2,069	892	1,320	2,591	2,381	2,930
Non-interest income	8,507	9,008	10,566	12,084	8,955	8,865	10,973	10,321
Non-interest expense	41,038	39,617	50,157	60,069	37,424	35,989	38,784	37,805
Net income	11,481	13,956	19,990	20,704	12,600	12,957	13,954	15,064
Net income per share, basic	0.50	0.61	0.69	0.67	0.55	0.57	0.61	0.67
Net income per share, diluted	0.50	0.61	0.69	0.66	0.55	0.56	0.61	0.66

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

On July 23, 2025, the Corporation completed the merger with ESSA. The Corporation is in the process of evaluating the existing controls and procedures of ESSA and integrating ESSA into the internal control over financial reporting. In accordance with the SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Corporation has excluded ESSA from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The scope of management’s assessment of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of December 31, 2025 includes all of the Corporation's consolidated operations except for those disclosure controls and procedures of ESSA that are included in the internal control over financial reporting.

Changes in Internal Controls

During the third quarter of 2025, ESSA merged with the Corporation. The Corporation is continuously working to integrate ESSA into its internal control over financial reporting process. Except for the changes in connection with this integration of ESSA, there were no changes in the Corporation's internal controls over financial reporting that occurred during the Corporation's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.

On July 23, 2025, the Corporation completed the merger with ESSA. The Corporation is in the process of evaluating the existing controls and procedures of ESSA and integrating ESSA into the internal control over financial reporting. In accordance with the SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Corporation has excluded ESSA from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. ESSA represented approximately 20% of the Corporation's total assets as of December 31, 2025. The scope of management’s assessment of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of December 31, 2025 includes all of the Corporation's consolidated operations except for those disclosure controls and procedures of ESSA that are included in the internal control over financial reporting. See "Note 2, Business Combination" for further discussion of the Merger and its impact on the Corporation's consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Corporation believes that the Corporation's internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Forvis Mazars, LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Annual Report on Form 10-K.

/s/ Michael D. Peduzzi	/s/ Tito L. Lima
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 11, 2026	Date: March 11, 2026

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Corporation, nor the Corporation itself, adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), which we will file with the SEC on or before 120 days after our 2025 fiscal year-end, and which will appear in the 2026 Proxy Statement under the captions "Proposal 1. Election of Directors," "Executive Officers," "Corporate Governance – Meetings and Committees of the Board – Audit Committee," "Certain Transactions," "Compensation Discussion and Analysis – Insider Trading and Reporting Compliance Policy" and "Other Matters – Delinquent Section 16(a) Reports."

The Corporation’s Board of Directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.cnbbank.bank.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2026 Proxy Statement, including the information in the 2026 Proxy Statement appearing under the captions "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Compensation Committee Report" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2026 Proxy Statement, including the information in the 2026 Proxy Statement appearing under the captions "Security Ownership of Certain Beneficial Owners of CNB Common Stock and CNB Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2026 Proxy Statement, including the information in the 2026 Proxy Statement appearing under the captions "Proposal 1. Election of Directors," "Corporate Governance" and "Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2026 Proxy Statement, including the information in the 2026 Proxy Statement appearing under the captions "Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee," "Proposal No. 4: Ratification of the Appointment of Independent Registered Public Accounting Firm."

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Forvis Mazars, LLP, Indianapolis, IN, (U.S. PCAOB Auditor Firm I.D.: 686);
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3) The following exhibits are filed as a part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 9, 2025, by and among CNB Financial Corporation, CNB Bank, ESSA Bancorp, Inc. and ESSA Bank & Trust (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 10, 2025).

3.1	Third Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2024)

3.2	Third Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on April 18, 2024)

3.3	Amendment No. 1 to the Third Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed on July 21, 2025)

3.4	Statement with Respect to Shares of 7.125% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, effective as of August 25, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2022)

4.2	Form of Certificate representing the 7.125% Series A Fixed-Rated Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.3	Deposit Agreement, dated August 25, 2020, among CNB Financial Corporation, American Stock Transfer & Trust Company, LLC, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.4	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.3 of the Registration Statement on Form 8-A filed on August 25, 2020)

4.5	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2021)

10.1(1)	CNB Financial Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

10.2(1)	Form of CNB Financial Corporation 2019 Omnibus Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

Exhibit No.	Description

10.3(1)	Form of CNB Financial Corporation 2019 Omnibus Incentive Plan Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.4(1)	CNB Financial Corporation 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation's Form S-8 filed on April 15, 2025)

10.5(1)	Form of CNB Financial Corporation 2025 Omnibus Incentive Plan Restricted Stock Agreement - Executive

10.6(1)	Form of CNB Financial Corporation 2025 Omnibus Incentive Plan Performance Restricted Stock Agreement - Executive

10.7(1)	Form of CNB Financial Corporation 2025 Omnibus Incentive Plan Restricted Stock Agreement - Director

10.8(1)	Executive Employment Agreement, dated March 23, 2020, by and between CNB Financial Corporation, CNB Bank and Tito L. Lima (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2020)

10.9(1)
Executive Employment Agreement, dated August 30, 2021, by and between CNB Financial Corporation, CNB Bank and Martin T. Griffith (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 3, 2021)

10.10(1)	Executive Employment Agreement, dated November 27, 2023, by and between CNB Financial Corporation, CNB Bank and Michael Peduzzi (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2023)

10.11(1)	Executive Employment Contract, dated October 7, 2015, by and between CNB Bank and Leanne D. Kassab (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.12(1)	Supplemental Executive Retirement Plan for Michael D. Peduzzi, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.13	Form of Subordinated Note Purchase Agreement, dated June 3, 2021, by and among CNB Financial Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2021)

10.14(1)	Defined Contribution Plan for Tito L. Lima, effective as of January 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2022)

10.15(1)	Defined Contribution Plan for Leanne Kassab, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.16(1)	Executive Deferred Compensation Plan, amended and restated, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.17(1)	Executive Deferred Compensation Plan Amendment No. 1, dated as of January 19, 2015 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

10.18(1)	Amendment No. 1 to Defined Contribution Plan for Tito L. Lima (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.19(1)	Amendment No. 1 to Defined Contribution Plan for Leanne Kassab (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

Exhibit No.	Description

10.20(1)	Amendment No. 1 to Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.21(1)	Schedule A to Supplemental Executive Retirement Plan for Michael D. Peduzzi (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.22(1)	Schedule A to Supplemental Executive Retirement Plan for Tito L. Lima (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.23(1)	Schedule A to Supplemental Executive Retirement Plan for Leanne Kassab (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.24(1)	Schedule A to Supplemental Executive Retirement Plan for Martin Griffith (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on October 2, 2023)

10.25(1)	Executive Employment Contract, dated September 3, 2020, by and between CNB Bank and Gregory M. Dixon (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2025)

10.26(1)	Executive Employment Contract, dated May 18, 2021, by and between CNB Bank and Angela D. Wilcoxson (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2025)

10.27(1)	Defined Contribution Plan for Gregory Dixon , effective as of January 2, 2022 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2025)

19	Insider Trading and Reporting Compliance Policy

21	List of subsidiaries of CNB Financial Corporation (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2023)

23.1	Consent of Forvis Mazars, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed on March 7, 2024)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit No.	Description

101.LAB	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
(1) Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 11, 2026	By:	/s/ Michael D. Peduzzi
MICHAEL D. PEDUZZI
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2026.

/s/ Michael D. Peduzzi	/s/ Jeffrey S. Powell
MICHAEL D. PEDUZZI	JEFFREY S. POWELL, Chairperson
President and Director
(Principal Executive Officer)

/s/ Tito L. Lima	/s/ Nicholas N. Scott
TITO L. LIMA	NICHOLAS N. SCOTT, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ Daniel J. Henning	/s/ Richard B. Seager
DANIEL J. HENNING, Director	RICHARD B. SEAGER, Director

/s/ N. Michael Obi	/s/ Robert C. Selig, Jr.
N. MICHAEL OBI, Director	ROBERT C. SELIG, JR., Director

/s/ Gary S. Olson	/s/ Francis X. Straub, III
GARY S. OLSON, Director	FRANCIS X. STRAUB, III, Director

/s/ Joel E. Peterson	/s/ Peter C. Varischetti
JOEL E. PETERSON, Director	PETER C. VARISCHETTI, Director

/s/ Deborah Dick Pontzer	/s/ Julie M. Young
DEBORAH DICK PONTZER, Director	JULIE M. YOUNG, Director