Form 10-Q
period 2026-03-31
CNB FINANCIAL CORP/PA
filed 2026-05-06
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer's common stock as of May 6, 2026:
COMMON STOCK, NO PAR VALUE PER SHARE: 29,629,013 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents due from banks	$78,740	$78,197
Interest-bearing deposits with Federal Reserve	517,652	441,501
Interest-bearing deposits with other financial institutions	6,068	8,198
Total cash and cash equivalents	602,460	527,896
Debt securities available-for-sale, at fair value (amortized cost of $734,788 and $618,912, respectively)	695,532	584,330
Debt securities held-to-maturity, at amortized cost (fair value of $212,570 and $229,694, respectively)	225,193	242,138
Equity securities	10,904	10,865
Loans held for sale	280	2,517
Loans receivable
Syndicated loans	78,341	70,798
Loans	6,355,679	6,422,942
Total loans receivable	6,434,020	6,493,740
Less: allowance for credit losses	(67,055)	(67,055)
Net loans receivable	6,366,965	6,426,685
FHLB and other restricted stock holdings and investments	75,493	58,547
Premises and equipment, net	88,895	90,220
Operating & finance lease right-of-use assets	57,407	58,293
Bank owned life insurance	160,488	159,502
Mortgage servicing rights	2,542	2,608
Goodwill and other intangibles	88,512	88,512
Core deposit intangible, net	32,688	33,693
Accrued interest receivable and other assets	107,537	110,629
Total Assets	$8,514,896	$8,396,435
LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing demand deposits	$1,125,257	$1,092,076
Interest-bearing demand deposits	1,015,327	1,014,606
Savings	3,846,595	3,822,639
Certificates of deposit	1,153,097	1,097,788
Total deposits	7,140,276	7,027,109
Short-term borrowings	164,000	164,000
Deposits held for sale	89,923	88,119
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,950	84,874
Operating lease liabilities	43,101	43,747
Accrued interest payable and other liabilities	82,925	95,839
Total liabilities	7,625,795	7,524,308
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at March 31, 2026 and December 31, 2025	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 29,761,611 at March 31, 2026 and 29,594,933 at December 31, 2025	—	—
Additional paid in capital	423,292	422,653
Retained earnings	445,265	424,935
Treasury stock, at cost (130,555 shares at March 31, 2026 and 121,581 shares December 31, 2025)	(2,971)	(2,581)
Accumulated other comprehensive loss	(34,270)	(30,665)
Total shareholders' equity	889,101	872,127
Total Liabilities and Shareholders' Equity	$8,514,896	$8,396,435

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended March 31,
	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$101,327	$72,379
Securities:
Taxable	10,147	9,745
Tax-exempt	148	156
Dividends	416	99
Total interest and dividend income	112,038	82,379
INTEREST EXPENSE:
Deposits	35,967	32,634
Borrowed funds and finance lease liabilities	1,702	236
Subordinated notes and debentures	1,046	1,078
Total interest expense	38,715	33,948
NET INTEREST INCOME	73,323	48,431
PROVISION FOR CREDIT LOSS EXPENSE	998	1,556
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	72,325	46,875
NON-INTEREST INCOME:
Service charges on deposit accounts	2,034	1,714
Other service charges and fees	422	510
Wealth and asset management fees	2,357	1,796
Net realized gains on available-for-sale securities (includes $331 and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	331	—
Net realized and unrealized gains on equity securities	(89)	(249)
Mortgage banking	341	96
Bank owned life insurance	986	760
Card processing and interchange income	2,586	2,107
Other non-interest income	1,030	1,773
Total non-interest income	9,998	8,507
NON-INTEREST EXPENSES:
Compensation and benefits	24,983	20,564
Net occupancy expense	5,449	4,038
Amortization of core deposit intangible	1,005	17
Technology expense	7,181	5,378
State and local taxes	821	1,292
Legal, professional, and examination fees	772	849
Advertising	788	514
FDIC insurance premiums	807	985
Card processing and interchange expenses	1,507	1,160
Merger and integration costs	—	1,529
Other non-interest expenses	5,874	4,712
Total non-interest expenses	49,187	41,038
INCOME BEFORE INCOME TAXES	33,136	14,344
INCOME TAX EXPENSE (includes $70 and $0 income tax expense from reclassification items, respectively)	6,100	2,863
NET INCOME	27,036	11,481
PREFERRED STOCK DIVIDENDS	1,075	1,075
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$25,961	$10,406
AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,317,224	20,866,970
Diluted	29,439,453	20,925,388
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.88	$0.50
Diluted Earnings Per Common Share	$0.88	$0.50
Cash Dividends Declared	$0.190	$0.180
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three Months Ended March 31,
	2026	2025
NET INCOME	$27,036	$11,481
Other comprehensive income (loss), net of tax:
Net change in debt securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of benefit (tax) of $912 and $(1,841), respectively	(3,431)	6,924
Amortization of unrealized losses from held-to-maturity securities, net of tax of $(23) and $(37), respectively	87	137
Reclassification adjustment for realized gains included in net income, net of tax of $70 and $0, respectively	(261)	—
	(3,605)	7,061
Other comprehensive income (loss)	(3,605)	7,061
COMPREHENSIVE INCOME	$23,431	$18,542

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders' Equity
Balance, January 1, 2026	$57,785	$422,653	$424,935	$(2,581)	$(30,665)	$872,127
Net income			27,036			27,036
Other comprehensive loss					(3,605)	(3,605)
Forfeiture of restricted stock award grants (8,364 shares)		131		(131)		—
Performance based restricted stock award grants (15,294 shares)		(283)		283		—
Stock-based compensation expense		791				791
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (17,716 shares)				(491)		(491)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (1,812 shares)				(51)		(51)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.19 per common share)			(5,631)			(5,631)
Balance, March 31, 2026	$57,785	$423,292	$445,265	$(2,971)	$(34,270)	$889,101

Balance, January 1, 2025	$57,785	$219,876	$381,296	$(4,689)	$(43,573)	$610,695
Net income			11,481			11,481
Other comprehensive income					7,061	7,061
Forfeiture of restricted stock award grants (3,558 shares)		90		(90)		—
Performance based restricted stock award grants (8,916 shares)		(167)		167		—
Stock-based compensation expense		455				455
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (11,145 shares)				(282)		(282)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (1,960 shares)				(50)		(50)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.18 per common share)			(3,777)			(3,777)
Balance, March 31, 2025	$57,785	$220,254	$387,925	$(4,944)	$(36,512)	$624,508

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,036	$11,481
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	998	1,556
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	3,644	2,059
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(4,578)	(1,605)
Net amortization of deferred costs on borrowings	76	76
Net realized gains on sales of available-for-sale securities	(331)	—
Net realized and unrealized losses on equity securities	89	249
Gain on sale of loans held for sale	(356)	(34)
Net (gains) losses on dispositions of premises and equipment and foreclosed assets	16	(13)
Proceeds from sale of loans held for sale	9,350	2,750
Origination of loans held for sale	(7,778)	(2,848)
Income on bank owned life insurance	(986)	(760)
Restricted stock compensation expense	791	455
Change in:
Accrued interest receivable and other assets	3,779	(667)
Accrued interest payable, lease liabilities, and other liabilities	(12,560)	(1,100)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,190	11,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	27,875	19,608
Proceeds from sales of available-for-sale securities	36,670	—
Purchase of available-for-sale securities	(179,896)	(58,805)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	17,129	24,167
Purchase of equity securities	(128)	(86)
Net decrease (increase) in loans receivable	63,252	(1,258)
Purchase of FHLB, other equity, and restricted equity interests	(16,946)	(1,142)
Purchase of premises and equipment	(362)	(1,721)
Proceeds from the sale of premises and equipment and foreclosed assets	57	1,230
NET CASH USED BY INVESTING ACTIVITIES	(52,349)	(18,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	57,858	73,972
Net increase in certificates of deposit	55,309	14,742
Net increase in deposits held for sale	1,804	—
Purchase of treasury stock	(542)	(332)
Cash dividends paid, common stock	(5,631)	(3,777)
Cash dividends paid, preferred stock	(1,075)	(1,075)
NET CASH PROVIDED BY FINANCING ACTIVITIES	107,723	83,530
NET INCREASE IN CASH AND CASH EQUIVALENTS	74,564	77,122
CASH AND CASH EQUIVALENTS, Beginning	527,896	443,035
CASH AND CASH EQUIVALENTS, Ending	$602,460	$520,157

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$37,391	$33,782
Income taxes	356	389
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$760	$366
Transfers from loans held for sale to loans held for investment	866	—
Grant of performance based restricted stock awards from treasury stock	283	167
Restricted stock forfeiture	131	90
Lease liabilities arising from obtaining right-of-use assets	155	—

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three months ended March 31, 2026 is not necessarily indicative of the results to be expected for the full year.

This information should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). Certain amounts appearing in the condensed consolidated financial statements and notes thereto for prior periods may be reclassified to conform with the current presentation. If there are reclassifications, the reclassifications had no effect on net income or shareholders' equity as previously reported. Dollar amounts in tables are stated in thousands, except for per share amounts.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided and future results could differ.

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on November 30 or on an interim basis if an event triggering impairment may have occurred. At March 31, 2026, the Corporation had goodwill of $88.4 million, including $44.6 million related to the acquisition of ESSA Bancorp, Inc. ("ESSA"). . Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed as of November 30, 2025 and therefore, believes that there is no impairment as of March 31, 2026. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans." The update expands the population of acquired financial assets subject to the gross-up approach in Topic 326 to include acquired seasoned loans without credit deterioration (excluding credit cards). This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods with early adoption permitted. The amendments in this update are to be applied prospectively to loans that are acquired on or after the initial application date. The Corporation adopted ASU 2025-08 effective January 1, 2025. In connection with the adoption of ASU 2025-08, the Corporation recorded a $16.4 million allowance for credit losses on these loans by adding the allowance to the purchase price and establishing a new amortized cost basis and no provision expense was recorded at the date of acquisition.

Accounting Standards Adopted in 2026

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting." This ASU is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements and interim disclosures requirements, and establishes a principle under which an entity must disclose events occuring since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Corporation is evaluating the effect that ASU 2025-11 will have on its consolidated financial statements and related disclosures.

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

As a result of the Merger, the Corporation recorded preliminary goodwill totaling $49.9 million at July 23, 2025, which reflects anticipated synergies and strategic benefits from combining operations. While the Corporation believes the information available on July 23, 2025, provided a reasonable basis for estimating fair value, the Corporation may obtain additional information and evidence within the one-year measurement period that could result in changes to the estimated fair value amounts and associated goodwill. Valuations subject to change include, but are not limited to, loans receivable, premises and equipment, identified intangible assets, certain deposits, and deferred income taxes. Measurement period adjustments recognized during the year ended December 31, 2025 totaled a net $5.3 million, primarily related to additional information obtained regarding other liabilities and loans receivable, including the related deferred tax impact, which resulted in a corresponding decrease to goodwill. The resultant goodwill balance as a result of the Merger is $44.6 million as of March 31, 2026 and December 31, 2025. Merger and integration related costs associated with the Merger were zero and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. Such costs include employee severance, professional fees, system conversion, and lease and contract termination expenses, which have been expensed as incurred, and are recorded in “Merger and integration costs” on the Corporation's condensed Consolidated Statements of Income. Goodwill is not deductible for income tax purposes as the transaction qualifies as a tax free “reorganization” within the meaning of Section 368(a).

The following tables provides a summary of the consideration transferred and the fair value of the assets acquired, and liabilities assumed as of the date of the Merger (dollars in thousands):

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

Effective January 1, 2025, the Corporation early adopted ASU 2025-08 (Topic 326) on a prospective basis. See Note 1, "Summary of Significant Accounting Policies." The Corporation first assessed which of the acquired loans have experienced more than insignificant credit deterioration since origination. These loans are deemed to be Purchased Credit Deteriorated ("PCD") and are recorded at the amount paid. An allowance for credit loss is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit loss expense.

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

Non-PCD loans acquired were considered Purchased Seasoned Loans ("PSL") and were recognized using the gross-up approach. In connection with the adoption of ASU 2025-08, the Corporation recorded a $16.4 million allowance for credit losses on these loans by adding the allowance to the purchase price and establishing a new amortized cost basis; no provision expense was recorded at the date of acquisition. The Corporation elected for PSLs estimated using non-DCF methods to measure the subsequent allowance related to the ESSA transaction on amortized cost basis.

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

4.    SECURITIES

Debt securities available-for-sale ("AFS") at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$98,859	$—	$(1,000)	$—	$97,859
State & political subdivisions	95,432	28	(9,064)	—	86,396
Residential & multi-family mortgage	491,697	278	(27,939)	—	464,036
Corporate notes & bonds	41,538	282	(1,447)	—	40,373
Pooled SBA	7,262	1	(395)	—	6,868
Total	$734,788	$589	$(39,845)	$—	$695,532

	December 31, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$113,211	$100	$(216)	$—	$113,095
State & political subdivisions	96,607	47	(8,806)	—	87,848
Residential & multi-family mortgage	352,004	492	(24,249)	—	328,247
Corporate notes & bonds	49,512	180	(1,752)	—	47,940
Pooled SBA	7,578	2	(380)	—	7,200
Total	$618,912	$821	$(35,403)	$—	$584,330

Debt securities held-to-maturity ("HTM") at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$162,621	$—	$(5,804)	$—	$156,817
Residential & multi-family mortgage	62,572	—	(6,819)	—	55,753
Total	$225,193	$—	$(12,623)	$—	$212,570

	December 31, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$177,569	$—	$(6,061)	$—	$171,508
Residential & multi-family mortgage	64,569	—	(6,383)	—	58,186
Total	$242,138	$—	$(12,444)	$—	$229,694

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2026	$36,670	$331	$—
Three months ended March 31, 2025	—	—	—

The tax provision related to these net realized gains (losses) was $70 thousand for the three months ended March 31, 2026 and zero for the three months ended March 31, 2025, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of March 31, 2026:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$7,420	$7,392	$82,771	$81,826
1 year – 5 years	81,352	78,198	70,870	66,987
5 years – 10 years	132,271	127,593	8,980	8,003
After 10 years	14,786	11,445	—	—
	235,829	224,628	162,621	156,816
Residential & multi-family mortgage	491,697	464,036	62,572	55,754
Pooled SBA	7,262	6,868	—	—
Total debt securities	$734,788	$695,532	$225,193	$212,570

Mortgage securities and pooled Small Business Administration ("SBA") securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2026 and December 31, 2025, securities carried at $712.7 million and $583.8 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders' equity. The Corporation's residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2026

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$97,859	$(1,000)	$—	$—	$97,859	$(1,000)
State & political subdivisions	6,291	(29)	73,196	(9,035)	79,487	(9,064)
Residential & multi-family mortgage	280,110	(4,311)	137,764	(23,628)	417,874	(27,939)
Corporate notes and bonds	7,707	(290)	19,938	(1,157)	27,645	(1,447)
Pooled SBA	200	(1)	6,461	(394)	6,661	(395)
	$392,167	$(5,631)	$237,359	$(34,214)	$629,526	$(39,845)

December 31, 2025

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$42,705	$(216)	$—	$—	$42,705	$(216)
State & political subdivisions	2,380	(1)	75,516	(8,805)	77,896	(8,806)
Residential & multi-family mortgage	123,186	(835)	143,001	(23,414)	266,187	(24,249)
Corporate notes and bonds	13,146	(333)	24,175	(1,419)	37,321	(1,752)
Pooled SBA	57	(1)	6,876	(379)	6,933	(380)
	$181,474	$(1,386)	$249,568	$(34,017)	$431,042	$(35,403)

HTM debt securities with unrealized losses at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2026

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$156,817	$(5,804)	$156,817	$(5,804)
Residential & multi-family mortgage	—	—	55,753	(6,819)	55,753	(6,819)
	$—	$—	$212,570	$(12,623)	$212,570	$(12,623)

December 31, 2025

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$171,508	$(6,061)	$171,508	$(6,061)
Residential & multi-family mortgage	—	—	58,186	(6,383)	58,186	(6,383)
	$—	$—	$229,694	$(12,444)	$229,694	$(12,444)

At March 31, 2026 and December 31, 2025, management performed an assessment for possible impairment related to credit losses of the Corporation's debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at March 31, 2026 and December 31, 2025.

First, an assessment was performed to determine if the Corporation intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost. Management determined it does not intend to sell and will not be required to sell any of the securities before recovery of its amortized cost. Next, management performed an evaluation relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities' credit quality and the issuer's ability to repay its debt obligations. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Based on the results of the assessment, management believes the decline in fair value is not the result of credit losses. As a result no credit allowance is required as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, management concluded the debt securities described in the previous paragraphs did not decline in fair value due to credit factors for the following reasons:

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

Equity securities at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Corporate equity securities	$4,686	$4,745
Mutual funds	3,972	3,792
Money market funds	247	245
Corporate notes	1,999	2,083
Total	$10,904	$10,865

5.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	Percentage of Total	December 31, 2025	Percentage of Total
Farmland	$27,049	0.42%	$27,583	0.43%
Owner-occupied, nonfarm nonresidential properties	630,332	9.80	636,444	9.80
Agricultural production and other loans to farmers	6,053	0.09	5,989	0.09
Loans to depository institutions	—	—	2,439	0.04
Commercial and Industrial	814,246	12.66	778,978	12.00
Obligations (other than securities and leases) of states and political subdivisions	169,180	2.63	171,486	2.64
Other loans	47,344	0.74	47,719	0.74
Other construction loans and all land development and other land loans	423,467	6.58	366,174	5.64
Multifamily (5 or more) residential properties	645,921	10.04	709,832	10.93
Non-owner occupied, nonfarm nonresidential properties	1,368,029	21.26	1,419,643	21.86
1-4 Family Construction	33,131	0.52	41,659	0.64
Home equity lines of credit	257,851	4.01	250,823	3.86
Residential Mortgages secured by first liens	1,746,877	27.15	1,763,071	27.15
Residential Mortgages secured by junior liens	132,593	2.06	140,790	2.17
Other revolving credit plans	51,529	0.80	48,953	0.75
Automobile	16,784	0.26	17,037	0.26
Other consumer	49,092	0.76	51,474	0.79
Credit cards	14,315	0.22	13,276	0.20
Overdrafts	227	—	370	0.01
Total loans receivable	$6,434,020	100.00%	$6,493,740	100.00%
Less: Allowance for credit losses	(67,055)		(67,055)
Loans receivable, net	$6,366,965		$6,426,685

Net deferred loan origination fees (costs) included in the above loan table	$(628)		$(259)

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $78.3 million and $70.8 million as of March 31, 2026 and December 31, 2025, respectively.

Transactions in the allowance for credit losses for the three months ended March 31, 2026 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$162	$—	$—	$(1)	$161
Owner-occupied, nonfarm nonresidential properties	6,176	(47)	—	32	6,161
Agricultural production and other loans to farmers	37	—	—	1	38
Loans to depository institutions	20	—	—	(20)	—
Commercial and Industrial	9,360	(108)	45	851	10,148
Obligations (other than securities and leases) of states and political subdivisions	1,823	—	—	(53)	1,770
Other loans	454	—	—	—	454
Other construction loans and all land development and other land loans	4,366	—	—	342	4,708
Multifamily (5 or more) residential properties	4,314	—	—	(153)	4,161
Non-owner occupied, nonfarm nonresidential properties	15,467	—	3	(465)	15,005
1-4 Family Construction	350	—	—	(71)	279
Home equity lines of credit	1,884	—	—	213	2,097
Residential Mortgages secured by first liens	15,910	(73)	2	(477)	15,362
Residential Mortgages secured by junior liens	1,732	—	—	(149)	1,583
Other revolving credit plans	1,222	(26)	19	199	1,414
Automobile	207	(3)	3	(1)	206
Other consumer	3,056	(489)	21	499	3,087
Credit cards	146	(90)	7	131	194
Overdrafts	369	(174)	26	6	227
Total loans	$67,055	$(1,010)	$126	$884	$67,055
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

For the three months ended March 31, 2026, the allowance for credit losses remained unchanged, reflecting stable credit quality in the loan portfolio. Significant uncertainty persists in the domestic and global economic environment due to changes in U.S. tariffs and related actions by U.S. trading partners, elevated interest rates, inflationary pressures, fluctuating consumer confidence, and geopolitical events. The Corporation continues to monitor these conditions and other economic factors that may affect the financial strength of corporate and consumer borrowers, and management will update its estimate of expected credit losses as additional information becomes available.

Provision for credit losses was $998 thousand for the three months ended March 31, 2026, compared to $1.6 million for the three months ended March 31, 2025. The decrease in provision for credit losses was primarily due to a decrease in the loan portfolio, coupled with lower loan net charge-offs. In addition, included in the provision for credit losses for the three months ended March 31, 2026 was a provision of $114 thousand related to the allowance for unfunded commitments compared to $117 thousand provision, related to the allowance for unfunded commitments for the three months ended March 31, 2025.

The following tables present the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$594	$594	$—
Owner-occupied, nonfarm nonresidential properties	8,753	8,057	—
Commercial and Industrial	10,125	8,602	—
Other construction loans and all land development and other land loans	4,036	367	—
Multifamily (5 or more) residential properties	782	137	—
Non-owner occupied, nonfarm nonresidential properties	4,987	2,787	—
Home equity lines of credit	2,018	2,018	—
Residential Mortgages secured by first liens	13,040	13,040	1
Residential Mortgages secured by junior liens	1,024	1,024	—
Other revolving credit plans	52	52	—
Automobile	88	88	—
Other consumer	640	640	—
Credit cards	—	—	105
Total	$46,139	$37,406	$106

	December 31, 2025
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$554	$554	$—
Owner-occupied, nonfarm nonresidential properties	5,849	5,153	—
Commercial and Industrial	8,856	8,335	—
Other construction loans and all land development and other land loans	4,011	378	—
Multifamily (5 or more) residential properties	799	155	—
Non-owner occupied, nonfarm nonresidential properties	2,883	470	—
Home equity lines of credit	2,004	2,004	—
Residential Mortgages secured by first liens	12,971	12,685	—
Residential Mortgages secured by junior liens	1,088	587	—
Other revolving credit plans	41	41	—
Automobile	55	55	—
Other consumer	734	734	—
Credit cards	—	—	42
Total	$39,845	$31,151	$42

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of March 31, 2026:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$273	$—
Owner-occupied, nonfarm nonresidential properties	2,315	—
Commercial and Industrial	366	2,937
Other construction loans and all land development and other land loans	3,669	—
Multifamily (5 or more) residential properties	782	—
Non-owner occupied, nonfarm nonresidential properties	2,200	—
Home equity lines of credit	1,002	—
Residential Mortgages secured by first liens	2,423	—
Residential Mortgages secured by junior liens	391	—
Total	$13,421	$2,937

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2025:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$312	$—
Owner-occupied, nonfarm nonresidential properties	2,542	—
Commercial and Industrial	373	3,045
Other construction loans and all land development and other land loans	3,633	—
Multifamily (5 or more) residential properties	799	—
Non-owner occupied, nonfarm nonresidential properties	2,413	—
Home equity lines of credit	1,011	—
Residential Mortgages secured by first liens	2,487	—
Residential Mortgages secured by junior liens	501	—
Total	$14,071	$3,045

The following table presents the aging of the amortized cost basis in past-due loans receivable as of March 31, 2026 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$358	$255	$613	$26,436	$27,049
Owner-occupied, nonfarm nonresidential properties	904	821	5,745	7,470	622,862	630,332
Agricultural production and other loans to farmers	—	—	—	—	6,053	6,053
Loans to depository institutions	—	—	—	—	—	—
Commercial and Industrial	745	605	8,004	9,354	804,892	814,246
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	169,180	169,180
Other loans	—	—	—	—	47,344	47,344
Other construction loans and all land development and other land loans	174	—	1,565	1,739	421,728	423,467
Multifamily (5 or more) residential properties	437	—	645	1,082	644,839	645,921
Non-owner occupied, nonfarm nonresidential properties	669	200	2,256	3,125	1,364,904	1,368,029
1-4 Family Construction	—	—	—	—	33,131	33,131
Home equity lines of credit	349	1,007	493	1,849	256,002	257,851
Residential Mortgages secured by first liens	13,968	3,758	6,272	23,998	1,722,879	1,746,877
Residential Mortgages secured by junior liens	298	48	180	526	132,067	132,593
Other revolving credit plans	13	10	37	60	51,469	51,529
Automobile	120	115	58	293	16,491	16,784
Other consumer	459	345	299	1,103	47,989	49,092
Credit cards	73	48	105	226	14,089	14,315
Overdrafts	—	—	—	—	227	227
Total	$18,209	$7,315	$25,914	$51,438	$6,382,582	$6,434,020

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2025 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$—	$241	$241	$27,342	$27,583
Owner-occupied, nonfarm nonresidential properties	3,962	4,316	2,454	10,732	625,712	636,444
Agricultural production and other loans to farmers	—	—	—	—	5,989	5,989
Loans to depository institutions	—	—	—	—	2,439	2,439
Commercial and Industrial	975	1,376	6,715	9,066	769,912	778,978
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	171,486	171,486
Other loans	—	—	—	—	47,719	47,719
Other construction loans and all land development and other land loans	2,660	62	1,565	4,287	361,887	366,174
Multifamily (5 or more) residential properties	—	—	645	645	709,187	709,832
Non-owner occupied, nonfarm nonresidential properties	3,171	—	—	3,171	1,416,472	1,419,643
1-4 Family Construction	—	—	—	—	41,659	41,659
Home equity lines of credit	1,115	373	801	2,289	248,534	250,823
Residential Mortgages secured by first liens	13,304	8,450	7,935	29,689	1,733,382	1,763,071
Residential Mortgages secured by junior liens	281	538	198	1,017	139,773	140,790
Other revolving credit plans	78	34	21	133	48,820	48,953
Automobile	217	19	23	259	16,778	17,037
Other consumer	426	319	329	1,074	50,400	51,474
Credit cards	139	67	42	248	13,028	13,276
Overdrafts	—	—	—	—	370	370
Total	$26,328	$15,554	$20,969	$62,851	$6,430,889	$6,493,740

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

The following table presents the amortized cost basis of loans at March 31, 2026 that were both experiencing financial difficulty and modified during the three months ended March 31, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Commercial and Industrial	$—	$—	$136	$—	$—	—%
Other construction loans and all land development and other land loans	—	143	—	—	—	—
Total	$—	$143	$136	$—	$—	—%

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

The following table presents the performance of such loans that have been modified during the twelve months ended March 31, 2026:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$2,174	$—	$—	$—	$—
Commercial and Industrial	136	—	—	—	—
Other construction loans and all land development and other land loans	2,440	—	—	—	—
Multifamily (5 or more) residential properties	—	137	—	—	137
Non-owner occupied, nonfarm nonresidential properties	2,200	—	—	—	—
Residential Mortgages secured by first liens	200	—	—	—	—
Residential Mortgages secured by junior liens	392	—	—	—	—
Total	$7,542	$137	$—	$—	$137

The following table presents the performance of such loans that have been modified during the twelve months ended March 31, 2025:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Farmland	$1,041	$—	$—	$—	$—
Owner-occupied, nonfarm nonresidential properties	696	—	—	—	—
Commercial and Industrial	7,127	—	—	—	—
Other construction loans and all land development and other land loans	10,115	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	7,186	—	—	—	—
Residential Mortgages secured by first liens	350	—	—	—	—
Residential Mortgages secured by junior liens	28	—	—	—	—
Total	$26,543	$—	$—	$—	$—

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2026:

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

There were no loans that had a payment default during the three months ended March 31, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

	March 31, 2026
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$21,674	$—	$5,375	$—	$5,375	$27,049
Owner-occupied, nonfarm nonresidential properties	594,612	7,223	28,497	—	35,720	630,332
Agricultural production and other loans to farmers	6,053	—	—	—	—	6,053
Loans to depository institutions	—	—	—	—	—	—
Commercial and Industrial	753,023	5,714	55,509	—	61,223	814,246
Obligations (other than securities and leases) of states and political subdivisions	169,180	—	—	—	—	169,180
Other loans	46,194	1,150	—	—	1,150	47,344
Other construction loans and all land development and other land loans	416,995	2,660	3,812	—	6,472	423,467
Multifamily (5 or more) residential properties	637,892	3,300	4,729	—	8,029	645,921
Non-owner occupied, nonfarm nonresidential properties	1,337,374	10,782	19,873	—	30,655	1,368,029
Total	$3,982,997	$30,829	$117,795	$—	$148,624	$4,131,621

	December 31, 2025
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$22,370	$—	$5,213	$—	$5,213	$27,583
Owner-occupied, nonfarm nonresidential properties	607,698	2,708	26,038	—	28,746	636,444
Agricultural production and other loans to farmers	5,989	—	—	—	—	5,989
Loans to depository institutions	2,439	—	—	—	—	2,439
Commercial and Industrial	714,190	5,960	58,828	—	64,788	778,978
Obligations (other than securities and leases) of states and political subdivisions	171,486	—	—	—	—	171,486
Other loans	46,569	1,150	—	—	1,150	47,719
Other construction loans and all land development and other land loans	362,193	—	3,981	—	3,981	366,174
Multifamily (5 or more) residential properties	699,736	3,432	6,664	—	10,096	709,832
Non-owner occupied, nonfarm nonresidential properties	1,390,810	10,788	18,045	—	28,833	1,419,643
Total	$4,023,480	$24,038	$118,769	$—	$142,807	$4,166,287

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of March 31, 2026. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$252	$3,730	$122	$745	$4,565	$11,809	$451	$—	$21,674
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	155	100	4,739	381	—	—	5,375
Total	$252	$3,730	$277	$845	$9,304	$12,190	$451	$—	$27,049
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$11,853	$74,103	$80,309	$69,030	$111,188	$232,752	$15,377	$—	$594,612
Special mention	27	1,215	—	2,464	233	2,928	356	—	7,223
Substandard	—	99	14,652	2,002	6,387	4,551	806	—	28,497
Total	$11,880	$75,417	$94,961	$73,496	$117,808	$240,231	$16,539	$—	$630,332
Current period gross write offs	$—	$—	$—	$—	$42	$5	$—	$—	$47

Agricultural production and other loans to farmers
Risk rating
Pass	$—	$52	$4,767	$393	$—	$31	$810	$—	$6,053
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$52	$4,767	$393	$—	$31	$810	$—	$6,053
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans to depository institutions
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$73,640	$118,629	$100,580	$25,208	$65,863	$55,554	$313,549	$—	$753,023
Special mention	—	18	409	30	—	1,183	4,074	—	5,714
Substandard	133	1,526	228	3,808	12,417	1,490	35,907	—	55,509
Total	$73,773	$120,173	$101,217	$29,046	$78,280	$58,227	$353,530	$—	$814,246
Current period gross write offs	$—	$—	$37	$—	$71	$—	$—	$—	$108

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$703	$1,122	$6,260	$30,708	$17,900	$109,044	$3,443	$—	$169,180
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$703	$1,122	$6,260	$30,708	$17,900	$109,044	$3,443	$—	$169,180
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other loans
Risk rating
Pass	$200	$23,281	$819	$2,885	$11,728	$5,567	$1,714	$—	$46,194
Special mention	—	—	—	—	—	—	1,150	—	1,150
Substandard	—	—	—	—	—	—	—	—	—
Total	$200	$23,281	$819	$2,885	$11,728	$5,567	$2,864	$—	$47,344
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other construction loans and all land development and other land loans
Risk rating
Pass	$13,155	$154,533	$108,836	$72,238	$36,351	$6,195	$25,687	$—	$416,995
Special mention	—	2,660	—	—	—	—	—	—	2,660
Substandard	—	—	2,297	—	143	1,372	—	—	3,812
Total	$13,155	$157,193	$111,133	$72,238	$36,494	$7,567	$25,687	$—	$423,467
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$5,044	$123,085	$43,504	$88,189	$252,264	$123,170	$2,636	$—	$637,892
Special mention	—	—	—	—	—	3,300	—	—	3,300
Substandard	—	3,947	—	137	—	645	—	—	4,729
Total	$5,044	$127,032	$43,504	$88,326	$252,264	$127,115	$2,636	$—	$645,921
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$18,597	$155,713	$173,050	$214,382	$373,403	$388,447	$13,782	$—	$1,337,374
Special mention	—	10,112	—	57	205	—	408	—	10,782
Substandard	—	62	13,630	739	468	4,974	—	—	19,873
Total	$18,597	$165,887	$186,680	$215,178	$374,076	$393,421	$14,190	$—	$1,368,029
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

	March 31, 2026			December 31, 2025
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$33,131	$—	$33,131	$41,659	$—	$41,659
Home equity lines of credit	255,833	2,018	257,851	248,819	2,004	250,823
Residential Mortgages secured by first liens	1,733,837	13,040	1,746,877	1,750,100	12,971	1,763,071
Residential Mortgages secured by junior liens	131,569	1,024	132,593	139,702	1,088	140,790
Other revolving credit plans	51,477	52	51,529	48,912	41	48,953
Automobile	16,696	88	16,784	16,982	55	17,037
Other consumer	48,452	640	49,092	50,740	734	51,474
Total	$2,270,995	$16,862	$2,287,857	$2,296,914	$16,893	$2,313,807

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of March 31, 2026. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$1,242	$15,837	$12,678	$3,322	$—	$38	$14	$—	$33,131
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$1,242	$15,837	$12,678	$3,322	$—	$38	$14	$—	$33,131
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$13,746	$74,912	$46,028	$25,312	$29,345	$49,508	$9,025	$7,957	$255,833
Nonperforming	—	—	—	—	—	32	35	1,951	2,018
Total	$13,746	$74,912	$46,028	$25,312	$29,345	$49,540	$9,060	$9,908	$257,851
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$29,445	$180,985	$181,552	$190,491	$344,037	$804,775	$2,552	$—	$1,733,837
Nonperforming	—	26	579	3,196	2,363	6,876	—	—	13,040
Total	$29,445	$181,011	$182,131	$193,687	$346,400	$811,651	$2,552	$—	$1,746,877
Current period gross write offs	$—	$—	$—	$—	$72	$1	$—	$—	$73

Residential mortgages secured by junior liens
Payment performance
Performing	$5,511	$27,382	$22,701	$24,004	$25,512	$24,710	$1,749	$—	$131,569
Nonperforming	—	392	44	180	45	305	58	—	1,024
Total	$5,511	$27,774	$22,745	$24,184	$25,557	$25,015	$1,807	$—	$132,593
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$2,408	$8,575	$6,397	$5,229	$6,521	$22,347	$—	$—	$51,477
Nonperforming	—	—	4	2	6	40	—	—	52
Total	$2,408	$8,575	$6,401	$5,231	$6,527	$22,387	$—	$—	$51,529
Current period gross write offs	$—	$—	$—	$—	$4	$22	$—	$—	$26

Automobile
Payment performance
Performing	$1,790	$4,541	$3,595	$4,143	$1,651	$976	$—	$—	$16,696
Nonperforming	—	—	23	11	53	1	—	—	88
Total	$1,790	$4,541	$3,618	$4,154	$1,704	$977	$—	$—	$16,784
Current period gross write offs	$—	$3	$—	$—	$—	$—	$—	$—	$3

Other consumer
Payment performance
Performing	$3,956	$18,765	$13,071	$5,906	$2,188	$4,566	$—	$—	$48,452
Nonperforming	—	141	253	101	73	72	—	—	640
Total	$3,956	$18,906	$13,324	$6,007	$2,261	$4,638	$—	$—	$49,092
Current period gross write offs	$—	$136	$201	$113	$27	$12	$—	$—	$489

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$18,062	$20,514	$3,043	$—	$—	$40	$—	$—	$41,659
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$18,062	$20,514	$3,043	$—	$—	$40	$—	$—	$41,659
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$73,131	$48,440	$27,018	$31,431	$10,894	$41,169	$10,387	$6,349	$248,819
Nonperforming	—	—	47	—	—	57	—	1,900	2,004
Total	$73,131	$48,440	$27,065	$31,431	$10,894	$41,226	$10,387	$8,249	$250,823
Current period gross write offs	$—	$—	$—	$—	$—	$70	$—	$—	$70

Residential mortgages secured by first lien
Payment performance
Performing	$175,742	$183,335	$192,874	$350,908	$277,658	$567,167	$2,416	$—	$1,750,100
Nonperforming	31	616	3,147	2,318	1,477	5,382	—	—	12,971
Total	$175,773	$183,951	$196,021	$353,226	$279,135	$572,549	$2,416	$—	$1,763,071
Current period gross write offs	$—	$—	$—	$300	$32	$20	$—	$—	$352

Residential mortgages secured by junior liens
Payment performance
Performing	$27,734	$31,840	$25,138	$26,987	$11,589	$15,252	$1,162	$—	$139,702
Nonperforming	501	44	133	31	111	210	58	—	1,088
Total	$28,235	$31,884	$25,271	$27,018	$11,700	$15,462	$1,220	$—	$140,790
Current period gross write offs	$260	$—	$—	$—	$—	$—	$—	$—	$260

Other revolving credit plans
Payment performance
Performing	$9,962	$4,754	$4,194	$6,642	$2,736	$20,470	$154	$—	$48,912
Nonperforming	—	4	2	4	5	26	—	—	41
Total	$9,962	$4,758	$4,196	$6,646	$2,741	$20,496	$154	$—	$48,953
Current period gross write offs	$—	$38	$4	$3	$7	$106	$—	$—	$158

Automobile
Payment performance
Performing	$5,071	$3,973	$4,780	$2,028	$342	$788	$—	$—	$16,982
Nonperforming	—	26	11	17	—	1	—	—	55
Total	$5,071	$3,999	$4,791	$2,045	$342	$789	$—	$—	$17,037
Current period gross write offs	$18	$11	$23	$—	$—	$—	$—	$—	$52

Other consumer
Payment performance
Performing	$21,250	$15,173	$6,872	$2,617	$1,166	$3,662	$—	$—	$50,740
Nonperforming	147	282	163	60	51	31	—	—	734
Total	$21,397	$15,455	$7,035	$2,677	$1,217	$3,693	$—	$—	$51,474
Current period gross write offs	$141	$1,068	$715	$188	$72	$15	$—	$—	$2,199

	March 31, 2026	December 31, 2025
Credit card
Payment performance
Performing	$14,210	$13,234
Nonperforming	105	42
Total	$14,315	$13,276
Current period gross write offs	$90	$502

Holiday's loan portfolio, included in other consumer loans above, is summarized as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Gross other consumer	$9,934	$12,746
Less: other consumer unearned discounts	(1,006)	(1,489)
Total other consumer loans, net of unearned discounts	$8,928	$11,257

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

Leases	Classification	March 31, 2026	December 31, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$40,118	$40,876
Finance lease assets	Finance lease right-of-use assets	17,289	17,417
Finance lease assets	Premises and equipment, net (1)	54	71
Total leased assets		$57,461	$58,364

Liabilities:
Operating lease liabilities	Operating lease liabilities	$43,101	$43,747
Finance lease liabilities	Accrued interest payable and other liabilities	18,026	18,051
Total leased liabilities		$61,127	$61,798
(1) Finance lease assets are recorded net of accumulated amortization of $1.2 million as of March 31, 2026 and $1.1 million as of December 31, 2025.

The components of the Corporation's net lease expense for the three months ended March 31, 2026 and 2025, respectively, were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2026	2025
Operating lease cost	Net occupancy expense	$1,047	$790
Variable lease cost	Net occupancy expense	76	49
Finance lease cost:
Amortization of leased assets	Net occupancy expense	146	147
Interest on lease liabilities	Interest expense - borrowed funds	236	236
Sublease income (1)	Net occupancy expense	(28)	(26)
Net lease cost		$1,477	$1,196
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of March 31, 2026:

Maturity of Lease Liabilities as of March 31, 2026	Operating Leases (1)	Finance Leases	Total
2026	$2,774	$779	$3,553
2027	3,408	934	4,342
2028	3,357	978	4,335
2029	3,196	978	4,174
2030	3,156	978	4,134
After 2030	53,821	37,156	90,977
Total lease payments	69,712	41,803	111,515
Less: Interest	26,611	23,777	50,388
Present value of lease liabilities	$43,101	$18,026	$61,127
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised.

Lease terms and discount rates related to the Corporation's lease liabilities as of March 31, 2026 and December 31, 2025 were as follows:

Lease Term and Discount Rate	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	21.5	21.6
Finance leases	33.7	33.9

Weighted-average discount rate
Operating leases	4.38%	4.33%
Finance leases	5.29%	5.32%

Other information related to the Corporation's lease liabilities as of March 31, 2026 and 2025, respectively, was as follows:

Other Information	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$494	$286

7.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at March 31, 2026:

Time deposits maturing:
2026	$808,966
2027	287,802
2028	37,483
2029	10,122
2030	5,803
Thereafter	2,921
$1,153,097

Certificates of deposits of $250 thousand or more totaled $201.4 million and $194.3 million at March 31, 2026 and December 31, 2025, respectively.

The Corporation had $303.2 million in brokered deposits as of March 31, 2026 compared to $254.8 million at December 31, 2025. In addition, the Corporation had $917.9 million and $1.1 billion in reciprocal deposits at March 31, 2026 and December 31, 2025, respectively.

8.    BORROWINGS

At March 31, 2026 and December 31, 2025, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings under the line of credit at March 31, 2026 and December 31, 2025.

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

Total loans pledged to the FHLB at March 31, 2026, and December 31, 2025 were $3.5 billion and $3.6 billion, respectively. The Bank could obtain advances of up to approximately $1.9 billion from the FHLB at March 31, 2026 and $1.9 billion at December 31, 2025.

At March 31, 2026 and December 31, 2025, outstanding advances from the FHLB were as follows:

	March 31, 2026	December 31, 2025
Open Repo borrowing at an interest rate of 3.97% and 3.93% at March 31, 2026 and December 31, 2025, respectfully. The maximum amount of the Open Repo borrowing available is $250,000.	$164,000	$164,000
Total	$164,000	$164,000

At March 31, 2026 and December 31, 2025, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $224.8 million and $260.1 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program. At March 31, 2026, the Bank had borrowing capacity through the Federal Reserve BIC program of $206.1 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At March 31, 2026, the Bank had pledged certain qualifying loans with an unpaid principal balance of $225.6 million and securities with a carrying value of $62.2 million as collateral.

At March 31, 2026 and December 31, 2025, the Bank had no borrowings from the Federal Reserve BIC program and discount window.

Other Borrowings

At March 31, 2026 and December 31, 2025, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based upon three-month London Interbank Offered Rate ("LIBOR") plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 5.49% at March 31, 2026 and 5.53% at December 31, 2025. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve's capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve's capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.1 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively.

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

Loans to principal officers, directors, and their affiliates during the three months ended March 31, 2026 were as follows:

Beginning balance	$40,617
New loans and advances	232
Effect of changes in composition of related parties	309
Repayments	(1,210)
Ending balance	$39,948

Deposits from directors, executive officers, and their affiliates were $13.1 million and $13.3 million at March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026 and December 31, 2025, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 13, "Derivative Instruments," for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extended credit	$125,165	$485,604	$137,684	$535,116
Unused lines of credit	55,927	1,053,424	71,368	1,049,890
Standby letters of credit	23,630	10,502	24,136	12,322

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended
	March 31,
	2026	2025
Beginning balance	$1,152	$944
Provision for credit losses on unfunded loan commitments (1)	114	117
Ending balance	$1,266	$1,061
(1) Excludes provision for credit losses related to the loan portfolio.

Investments in Small Business Investment Corporation and Community Development Entities

The Corporation makes investments in limited partnerships, including certain small business investment corporations and community development entities. Capital contributions for investments in small business companies ("SBIC") and community development entities ("CDE"), reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of March 31, 2026 and December 31, 2025 were $26.7 million and $27.7 million, respectively. Unfunded capital commitments in investments in SBICs and CDEs totaled $8.0 million and $12.2 million as of March 31, 2026 and December 31, 2025, respectively. These investments are accounted for under the equity method of accounting.

Investments in Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of March 31, 2026 and December 31, 2025 were $8.2 million and $6.8 million, respectively. The related amortization for the three months ended March 31, 2026 and 2025 was $282 thousand and $172 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of March 31, 2026 and December 31, 2025 were $225 thousand and $1.0 million, respectively.

Investments in Federal and State Rehabilitation/Historic Tax Credit

From time to time, the Corporation invests in certain limited partnerships that were formed to provide certain federal and state rehabilitation/historic tax credits. The carrying value of these investments, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of both March 31, 2026 and December 31, 2025 were $4.1 million. The investments do not have any related amortization for the three months ended March 31, 2026 and 2025. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of March 31, 2026 and December 31, 2025 were $2.4 million and $3.2 million, respectively.

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

For key employees, the vesting of time-based restricted stock is generally one-third or one-fourth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third or fourth anniversary of the grant date, respectively. Stock compensation received by non-employee directors vests in full as of the year-end of the year of grant.

At March 31, 2026, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three months ended March 31, 2026 and 2025.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders' equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $791 thousand for the three months ended March 31, 2026, and $455 thousand for the three months ended March 31, 2025. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $166 thousand for the three months ended March 31, 2026, and $96 thousand for the three months ended March 31, 2025.

A summary of changes in time-based unvested restricted stock awards for the three months ended March 31, 2026 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	247,184	$22.50
Granted	170,302	27.70
Forfeited	(8,364)	24.79
Vested	(98,827)	22.85
Unvested at end of period	310,295	$25.18

As of March 31, 2026 and December 31, 2025, there was $7.4 million and $3.6 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2025 Stock Incentive Plan. The fair value of shares vested was $2.7 million during the three months ended March 31, 2026, respectively and $1.5 million during the three months ended March 31, 2025, respectively.

In addition to the time-based restricted stock disclosed above, the Corporation's Board of Directors grants performance-based restricted stock awards ("PBRSAs") to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. In 2026, awards representing a maximum of 48,848 shares in aggregate were granted to key employees. In 2025, awards representing a maximum of 55,575 shares in aggregate were granted to key employees. In 2024, awards representing a maximum of 44,988 shares in aggregate were granted to key employees.

In 2026, the 2023 PBRSAs were fully earned and in 2026, 15,294 shares were fully distributed. The fair value of the shares distributed in 2025 was $424 thousand.

12.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2026 and 2025, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested time-based restricted stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended March 31,
	2026	2025
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$25,961	$10,406
Net earnings allocated to participating securities	(237)	(57)
Net earnings allocated to common stock	$25,724	$10,349
Distributed earnings allocated to common stock	$5,572	$3,756
Undistributed earnings allocated to common stock	20,152	6,593
Net earnings allocated to common stock	$25,724	$10,349
Weighted average common shares outstanding, including shares considered participating securities	29,576	20,981
Less: Average participating securities	(259)	(114)
Weighted average shares	29,317	20,867
Basic earnings per common share	$0.88	$0.50
Diluted earnings per common share computation:
Net earnings allocated to common stock	$25,724	$10,349
Weighted average common shares outstanding for basic earnings per common share	29,317	20,867
Add: Dilutive effect of stock compensation	122	58
Weighted average shares and dilutive potential common shares	29,439	20,925
Diluted earnings per common share	$0.88	$0.50

13.    DERIVATIVE INSTRUMENTS

As of March 31, 2026 and December 31, 2025, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

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

The Corporation pledged cash collateral to another financial institution with a balance of $523 thousand as of March 31, 2026 and $1.3 million as of December 31, 2025. This balance is included in cash and cash equivalents due from banks on the condensed consolidated balance sheets. The Corporation received cash collateral from another financial institution with a balance $3.3 million as of March 31, 2026 and $2.6 million balance as of December 31, 2025. This balance is included in interest bearing deposits on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation's condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025:

		Fair Value
	Notional Amount	Asset		Liability
March 31, 2026	$174,897	$5,198	(a)	$5,198	(b)
December 31, 2025	$181,171	$5,873	(a)	$5,873	(b)

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

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institutions related to loans in which the Corporation is a participant in. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $64.8 million as of March 31, 2026 and $53.1 million as of December 31, 2025.

The Corporation entered into RPA swaps with other financial institutions related to loans in which the Corporation is a participant out. The RPA provides credit protection to the Corporation should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $28.6 million as of March 31, 2026 and $28.7 million as of December 31, 2025.

The fair value of the RPAs swaps was $22 thousand and $18 thousand as of March 31, 2026 and December 31, 2025, respectively, and is reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2026 and December 31, 2025:

		Fair Value Measurements at March 31, 2026 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$97,859	$68,072	$29,787	$—
States and political subdivisions	86,396	—	86,396	—
Residential and multi-family mortgage	464,036	—	464,036	—
Corporate notes and bonds	40,373	—	40,373	—
Pooled SBA	6,868	—	6,868	—
Total Securities Available-For-Sale	$695,532	$68,072	$627,460	$—
Interest Rate swaps	$5,198	$—	$5,198	$—
Equity Securities:
Corporate equity securities	$4,686	$4,686	$—	$—
Mutual funds	3,972	3,972	—	—
Money market funds	247	247	—	—
Corporate notes	1,999	—	1,999	—
Total Equity Securities	$10,904	$8,905	$1,999	$—
Liabilities:
Interest Rate Swaps	$(5,198)	$—	$(5,198)	$—

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$113,095	$88,113	$24,982	$—
States and political subdivisions	87,848	—	87,848	—
Residential and multi-family mortgage	328,247	—	328,247	—
Corporate notes and bonds	47,940	—	47,940	—
Pooled SBA	7,200	—	7,200	—
Total Securities Available-For-Sale	$584,330	$88,113	$496,217	$—
Interest Rate swaps	$5,873	$—	$5,873	$—
Equity Securities:
Corporate equity securities	$4,745	$4,745	$—	$—
Mutual funds	3,792	3,792	—	—
Money market funds	245	245	—	—
Corporate notes	2,083	—	2,083	—
Total Equity Securities	$10,865	$8,782	$2,083	$—
Liabilities:
Interest Rate Swaps	$(5,873)	$—	$(5,873)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2026 and December 31, 2025:

		Fair Value Measurements at March 31, 2026 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$273	$—	$—	$273
Owner-occupied, nonfarm nonresidential properties	1,955	—	—	1,955
Commercial and industrial	2,730	—	—	2,730
Other construction loans and all land development loans and other land loans	2,543	—	—	2,543
Multifamily (5 or more) residential properties	632	—	—	632
Non-owner occupied, nonfarm nonresidential	1,063	—	—	1,063
Home equity lines of credit	1,002	—	—	1,002
Residential mortgages secured by first liens	2,423	—	—	2,423
Residential mortgages secured by junior liens	391	—	—	391

		Fair Value Measurements at December 31, 2025 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$313	$—	$—	$313
Owner-occupied, nonfarm nonresidential properties	2,192	—	—	2,192
Commercial and industrial	3,207	—	—	3,207
Other construction loans and all land development loans and other land loans	2,608	—	—	2,608
Multifamily (5 or more) residential properties	654	—	—	654
Non-owner occupied, nonfarm nonresidential	1,305	—	—	1,305
Home equity lines of credit	1,011	—	—	1,011
Residential mortgages secured by first liens	2,387	—	—	2,387
Residential mortgages secured by junior liens	437	—	—	437

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2026:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$273	Valuation of third party appraisal on underlying collateral	Loss severity rates	27% (27%)
Owner-occupied, nonfarm nonresidential properties	1,955	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-100% (45%)
Commercial and industrial	2,730	Valuation of third party appraisal on underlying collateral	Loss severity rates	4%-100% (35%)
Other construction loans and all land development loans and other land loans	2,543	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-40% (37%)
Multifamily (5 or more) residential properties	632	Valuation of third party appraisal on underlying collateral	Loss severity rates	27%-32% (31%)
Non-owner occupied, nonfarm nonresidential	1,063	Valuation of third party appraisal on underlying collateral	Loss severity rates	87% (87%)
Home equity lines of credit	1,002	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-22% (17%)
Residential Mortgages secured by first liens	2,423	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-27% (17%)
Residential mortgages secured by junior liens	391	Valuation of third party appraisal on underlying collateral	Loss severity rates	17% (17%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2025:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$313	Valuation of third party appraisal on underlying collateral	Loss severity rates	27% (27%)
Owner-occupied, nonfarm nonresidential properties	2,192	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-100% (50%)
Commercial and industrial	3,207	Valuation of third party appraisal on underlying collateral	Loss severity rates	10%-100% (33%)
Other construction loans and all land development loans and other land loans	2,608	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-38% (36%)
Multifamily (5 or more) residential properties	654	Valuation of third party appraisal on underlying collateral	Loss severity rates	27%-32% (31%)
Non-owner occupied, nonfarm nonresidential	1,305	Valuation of third party appraisal on underlying collateral	Loss severity rates	87% (87%)
Home equity lines of credit	1,011	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-22% (17%)
Residential mortgages secured by first liens	2,387	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-60% (28%)
Residential mortgages secured by junior liens	437	Valuation of third party appraisal on underlying collateral	Loss severity rates	17% (17%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2026:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$602,460	$602,460	$—	$—	$602,460
Debt securities available-for-sale	695,532	68,072	627,460	—	695,532
Debt securities held-to-maturity	225,193	53,676	158,894	—	212,570
Equity securities	10,904	8,905	1,999	—	10,904
Loans held for sale	280	—	278	—	278
Net loans receivable	6,366,965	—	—	6,385,256	6,385,256
FHLB and other restricted stock holdings and investments	75,493	n/a	n/a	n/a	n/a
Interest rate swaps	5,198	—	5,198	—	5,198
Accrued interest receivable	34,148	687	3,108	30,353	34,148
LIABILITIES
Deposits	$(7,140,276)	$(5,987,179)	$(1,148,128)	$—	$(7,135,307)
Short-term borrowings	(164,000)	—	(164,032)	—	(164,032)
Subordinated notes and debentures	(105,570)	—	(118,748)	—	(118,748)
Deposits held for sale	(89,923)	(72,371)	(17,476)	—	(89,847)
Interest rate swaps	(5,198)	—	(5,198)	—	(5,198)
Accrued interest payable	(8,648)	—	(8,648)	—	(8,648)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2025:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$527,896	$527,896	$—	$—	$527,896
Debt securities available-for-sale	584,330	88,113	496,217	—	584,330
Debt securities held-to-maturity	242,138	58,483	171,211	—	229,694
Equity securities	10,865	8,782	2,083	—	10,865
Loans held for sale	2,517	—	2,506	—	2,506
Net loans receivable	6,426,685	—	—	6,444,201	6,444,201
FHLB and other restricted stock holdings and investments	58,547	n/a	n/a	n/a	n/a
Interest rate swaps	5,873	—	5,873	—	5,873
Accrued interest receivable	34,324	1,078	2,911	30,335	34,324
LIABILITIES
Deposits	$(7,027,109)	$(5,929,321)	$(1,094,998)	$—	$(7,024,319)
Short-term borrowings	(164,000)	—	(164,145)	—	(164,145)
Subordinated notes and debentures	(105,494)	—	(119,450)	—	(119,450)
Deposits held for sale	(88,119)	(70,524)	(17,550)	—	(88,074)
Interest rate swaps	(5,873)	—	(5,873)	—	(5,873)
Accrued interest payable	(7,324)	—	(7,324)	—	(7,324)

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

The Corporation's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer, Michael D. Peduzzi. The CODM assesses performance for the banking segment and decides how to allocate resources based on consolidated net income as reported on the income statement. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses net income to evaluate overall financial performance and profitability, and it is utilized as a key metric in evaluating the achievement of the Corporation's strategic plan. Net income is used to monitor budget versus actual results. The comparison of budgeted versus actual net income results are used in assessing the banking segment's performance and in establishing management's compensation.

Information reported internally for performance assessment by the CODM follows, including reconciliation to the financial statements.

	Three Months Ended March 31,
	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans including fees
Interest and fees on loans	$101,327	$72,379
Investment Securities	10,711	10,000
Total interest and dividend income	112,038	82,379
Interest Expense:
Deposits	35,967	32,634
Borrowed funds and finance lease liabilities	2,748	1,314
Total interest expense	38,715	33,948
NET INTEREST INCOME	73,323	48,431
PROVISION FOR CREDIT LOSS EXPENSE	998	1,556
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	72,325	46,875
NON-INTEREST INCOME:
Service charges on deposit accounts	2,034	1,714
Other service charges and fees	422	510
Wealth and asset management fees	2,357	1,796
Net realized and unrealized gains (losses) on securities	242	(249)
Mortgage banking	341	96
Bank owned life insurance	986	760
Card processing and interchange income	2,586	2,107
Other non-interest income	1,030	1,773
Total non-interest income	9,998	8,507
NON-INTEREST EXPENSES:
Salaries	16,944	13,726
Incentive	1,889	1,768
Benefits	6,150	5,070
Net occupancy expense	5,449	4,038
Amortization of core deposit intangible	1,005	17
Technology expense	7,181	5,378
State and local taxes	821	1,292
Legal, professional and examination fees	772	849
Advertising	788	514
FDIC insurance	807	985
Card processing and interchange expenses	1,507	1,160
Merger and integration costs	—	1,529
Other non-interest expenses	5,874	4,712
Total non-interest expenses	49,187	41,038
INCOME BEFORE INCOME TAXES	33,136	14,344
INCOME TAX EXPENSE	6,100	2,863
SEGMENT NET INCOME	$27,036	$11,481

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

The Corporation is a financial holding company registered under the BHC Act. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. The Corporation's subsidiary, the Bank, provides financial services to individuals and businesses. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow, and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie, Niagara, and Ontario. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, New River Valley, and Roanoke. ESSA Bank, a division of the Bank, operates in the Pennsylvania counties of Delaware, Chester, Lackawanna, Lehigh, Luzerne, Monroe, and Northampton. Impressia Bank, a division of the Bank, operates in the Bank's primary market areas. Although the Corporation's strategies, through the Bank, are executed based on the divisions discussed above, the Bank is a single Pennsylvania-chartered bank whereby all divisions of the Bank conduct their business on a doing business as basis. Effective February 12, 2026, the Bank became a member bank of the Federal Reserve System, and its primary federal regulator is now the Federal Reserve Board, instead of the Federal Deposit Insurance Corporation.

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

The following discussion should be read in conjunction with the Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2025, included the 2025 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results for the full year ending December 31, 2026, or any future period.

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
•Tangible book value per common share;
•Tangible common equity;
•Tangible common equity/tangible assets;
•Efficiency ratio (fully tax-equivalent basis) and efficiency ratio (fully tax-equivalent basis and excluding merger and integration costs);
•Net interest margin (fully tax-equivalent basis) and net interest margin, excluding purchase accounting loan accretion (fully tax-equivalent basis);
•Basic and diluted earnings per share (excluding merger transaction related expenses);
•Return on average equity (excluding merger transaction related expenses); and
•Return on average tangible common equity and return on average tangible common equity (excluding merger transaction related expenses).

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $602.5 million at March 31, 2026, including additional excess liquidity of $517.7 million held at the Federal Reserve, compared to $527.9 million at December 31, 2025. These excess funds, when combined with collective contingent liquidity resources of $6.2 billion including (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 5.3 times the estimated amount of adjusted uninsured deposit balances.

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

SECURITIES

AFS debt securities and equity securities combined totaled $706.4 million and $595.2 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the total balance of investments classified as HTM debt securities was $225.2 million compared to $242.1 million at December 31, 2025.

The Corporation's objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 4, "Securities," to the condensed consolidated financial statements provides more detail concerning the composition of the Corporation's securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of March 31, 2026. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	March 31, 2026
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$2,132	3.55%	$14,403	3.60%	$81,324	4.18%	$—	—%	$97,859	4.08%
State and Political Subdivisions	4,269	3.19	47,745	2.09	22,937	2.55	11,445	2.33	86,396	2.30
Residential and multi-family mortgage	37	1.93	7,049	2.15	14,608	1.75	442,342	3.78	464,036	3.69
Corporate notes and bonds	991	4.43	16,050	6.79	23,332	5.01	—	—	40,373	5.70
Pooled SBA	—	—	1,085	3.90	4,812	2.27	971	2.07	6,868	2.50
Total	$7,429	3.45%	$86,332	3.24%	$147,013	3.75%	$454,758	3.74%	$695,532	3.68%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of March 31, 2026:

	March 31, 2026
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$82,771	1.58%	$70,870	1.67%	$8,980	2.27%	$—	—%	$162,621	1.66%
Residential and multi-family mortgage	46	2.76	58	3.25	3,313	2.87	59,155	2.57	62,572	2.59
Total	$82,817	1.58%	$70,928	1.67%	$12,293	2.43%	$59,155	2.57%	$225,193	1.92%

The following table summarizes the weighted average modified duration of AFS securities as of March 31, 2026:

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	5.43
State and Political Subdivisions	4.37
Residential and multi-family mortgage	4.56
Corporate notes and bonds	4.12
Pooled SBA	2.33
Total	4.61

The following table summarizes the weighted average modified duration of securities HTM as of March 31, 2026:

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	1.67
Residential and multi-family mortgage	4.81
Total	2.54

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

Excluding $78.3 million of syndicated loan balances, total loans were $6.4 billion as of March 31, 2026. Organic loans decreased $67.3 million, or 1.05% year to date decrease (4.25% annualized), from December 31, 2025. The decrease in loans for the three months ended March 31, 2026 compared to December 31, 2025 was primarily driven by an increased level of commercial real estate ("CRE") loan prepayments, including full repayments of $71.4 million of CRE loans acquired in 2025 as a result of the ESSA acquisition, and a full payoff of $40.0 million of the Corporation’s largest office building loan related to a CRE property in the BankOnBuffalo division.

At March 31, 2026, the Corporation's condensed consolidated balance sheet reflected an increase in syndicated lending balances of $7.5 million compared to December 31, 2025. The syndicated loan portfolio totaled $78.3 million, or 1.22% of total loans, at March 31, 2026, compared to $70.8 million, or 1.09% of total loans at December 31, 2025. The Corporation continues to focus on evaluating the level and composition of its syndicated loan portfolio to ensure it continues to provide strong credit quality, profitable use of excess liquidity, and complements the Corporation’s loan growth from its in-market customer relationships. The Corporation’s portfolio of syndicated credits includes only commercial and industrial loans and no CRE exposure.

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

Loan Portfolio Profile

As part of its lending policy and risk management activities, the Corporation tracks lending exposure by industry classification and type to determine potential risks associated with industry concentrations, and to identify any concentration risk issues that could lead to additional credit loss exposure. An important and recurring part of this process involves the Corporation’s continued measurement and evaluation of its exposure to the office, hospitality, and multifamily industries within its commercial real estate portfolio. Even with the Corporation’s historically sound underwriting protocols and high credit quality standards for borrowers in the commercial real estate industry segments, the Corporation monitors numerous relevant sensitivity elements, including occupancy, loan-to-value, absorption and cap rates, debt service coverage and covenant compliance, and developer/lessor financial strength both in the project and globally.

At March 31, 2026, the Corporation had the following key metrics related to its office, hospitality, and multifamily portfolios with such metrics including the impact on the respective portfolios of loans acquired during the third quarter of 2025 in the ESSA acquisition, as well as notable early payoffs of larger CRE credits occurring in the first quarter of 2026 as previously noted:

•Commercial office loans:
◦There were 142 outstanding loans, totaling $146.7 million, or 2.28% of total loans outstanding;
◦There were two nonaccrual commercial office loans that totaled $2.1 million, or 1.44% of total commercial office loans outstanding;
◦There were three past-due commercial office loans that totaled $2.3 million, or 1.58% of the total commercial office loans outstanding; and
◦The average outstanding balance per commercial office loan was $1.0 million.

•Commercial hospitality loans:
◦There were 158 outstanding loans, totaling $346.5 million, or 5.39% of total loans outstanding;
◦There were no nonaccrual commercial hospitality loans;
◦There were no past-due commercial hospitality loans; and
◦The average outstanding balance per commercial hospitality loan was $2.2 million.

•Commercial multifamily loans:
◦There were 352 outstanding loans, totaling $558.2 million, or 8.68% of total loans outstanding;
◦There were two nonaccrual commercial multifamily loans that totaled $782 thousand, or 0.14% of total multifamily loans outstanding;
◦There were four past-due commercial multifamily loan that totaled $1.1 million, or 0.19% of total multifamily loans outstanding; and
◦The average outstanding balance per commercial multifamily loan was $1.6 million.

The following table summarizes the geographic region (based upon metropolitan statistical areas) in which the commercial office, hospitality and multifamily loans were originated as of March 31, 2026:

March 31, 2026
Commercial Office
Geographic Region:
Buffalo, NY	23.67%
Cleveland, OH	21.27
Allentown-Bethlehem-Easton, PA	8.79
Cincinnati, OH	7.40
Erie-Meadville, PA	3.89
All other geographical regions	34.98
Total Commercial Office	100.00%

Commercial Hospitality
Geographic Region:
Buffalo, NY	17.52%
Pittsburgh, PA	13.83
Columbus, OH	13.76
Cleveland, OH	8.65
Roanoke, VA	8.08
All other geographical regions	38.16
Total Commercial Hospitality	100.00%

Commercial Multifamily
Geographic Region:
Cleveland, OH	25.42%
Buffalo, NY	19.65
Allentown-Bethlehem-Easton, PA	15.21
Philadelphia, PA	10.19
Columbus, OH	8.45
All other geographical regions	21.08
Total Commercial Multifamily	100.00%

As of March 31, 2026, the Corporation had no commercial office, hospitality or multifamily loan relationships considered by the banking regulators to be high volatility commercial real estate ("HVCRE") credits.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at March 31, 2026. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	March 31, 2026
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$864	$2,078	$5,009	$—	$7,951
Owner-occupied, nonfarm nonresidential properties	8,088	51,670	42,033	2,071	103,862
Agricultural production and other loans to farmers	27	35	—	7	69
Loans to depository institutions	—	—	—	—	—
Commercial and Industrial	27,112	184,664	100,471	37,221	349,468
Obligations (other than securities and leases) of states and political subdivisions	5,397	17,130	103,761	7,382	133,670
Other loans	19	767	35,201	359	36,346
Other construction loans and all land development and other land loans (1)	21,989	56,648	8,092	4,603	91,332
Multifamily (5 or more) residential properties	41,962	143,112	16,081	7,144	208,299
Non-owner occupied, nonfarm nonresidential properties	94,999	242,108	92,937	879	430,923
1-4 Family Construction (1)	1,484	2,712	—	6,432	10,628
Home equity lines of credit	2	175	555	34,459	35,191
Residential Mortgages secured by first liens	7,270	59,940	322,736	574,567	964,513
Residential Mortgages secured by junior liens	193	11,022	80,336	26,964	118,515
Other revolving credit plans	4	3	5	—	12
Automobile	412	13,084	3,288	—	16,784
Other consumer	4,173	24,830	8,787	10,874	48,664
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$213,995	$809,978	$819,292	$712,962	$2,556,227

Loans Receivable with Variable or Floating Interest Rate
Farmland	$3,752	$1,603	$6,704	$7,039	$19,098
Owner-occupied, nonfarm nonresidential properties	55,642	80,492	340,954	49,382	526,470
Agricultural production and other loans to farmers	798	442	4,744	—	5,984
Loans to depository institutions	—	—	—	—	—
Commercial and Industrial	307,809	82,372	68,446	6,151	464,778
Obligations (other than securities and leases) of states and political subdivisions	3,394	2,952	14,055	15,109	35,510
Other loans	2,857	641	7,500	—	10,998
Other construction loans and all land development and other land loans (1)	119,356	128,170	48,366	36,243	332,135
Multifamily (5 or more) residential properties	77,650	76,148	278,003	5,821	437,622
Non-owner occupied, nonfarm nonresidential properties	120,157	263,951	506,959	46,039	937,106
1-4 Family Construction (1)	14,838	3,348	2,018	2,299	22,503
Home equity lines of credit	8,753	8,231	38,869	166,807	222,660
Residential Mortgages secured by first liens	16,322	32,311	143,817	589,914	782,364
Residential Mortgages secured by junior liens	1,389	1,214	9,675	1,800	14,078
Other revolving credit plans	3,798	2,599	43,981	1,139	51,517
Automobile	—	—	—	—	—
Other consumer	206	109	57	56	428
Credit cards	14,315	—	—	—	14,315
Overdrafts	227	—	—	—	227
Total	$751,263	$684,583	$1,514,148	$927,799	$3,877,793
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At March 31, 2026, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Nonaccrual loans	$46,139	$39,845
Accrual loans greater than 90 days past due	106	42
Total nonperforming loans	46,245	39,887
Other real estate owned	2,930	2,280
Total nonperforming assets	$49,175	$42,167
Total loans receivable	$6,434,020	$6,493,740
Nonaccrual loans as a percentage of total loans receivable	0.72%	0.61%
Total assets	$8,514,896	$8,396,435
Nonperforming assets as a percentage of total assets	0.58%	0.50%
Allowance for credit losses on loans receivable	$67,055	$67,055
Allowance for credit losses / Total loans	1.04%	1.03%
Ratio of allowance for credit losses to nonaccrual loans	145.33%	168.29%

Total nonperforming assets were $49.2 million, or 0.58% of total assets, as of March 31, 2026, compared to $42.2 million, or 0.50% of total assets, as of December 31, 2025. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 145.33% at March 31, 2026, compared to 168.29% at December 31, 2025. The increase in nonperforming assets for the three months ended March 31, 2026, compared to December 31, 2025 was primarily driven by one commercial relationship.

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

ALLOWANCE FOR CREDIT LOSSES

The amount of each allowance for credit losses account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant internal and external factors. While management utilizes its best judgment and information available, the ultimate adequacy of the Corporation's allowance for credit losses account is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolios, the economy, changes in interest rates, and the view of the regulatory authorities toward classification of assets. The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. For additional information regarding the Corporation's accounting policies related to credit losses, refer to Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements in the 2025 Form 10-K and Note 5, "Loans Receivable and Allowance for Credit Losses," to these condensed consolidated financial statements elsewhere in this report.

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at March 31, 2026 and December 31, 2025; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	March 31, 2026
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$161	0.42%	$27,049	0.60%
Owner-occupied, nonfarm nonresidential properties	6,161	9.80	630,332	0.98
Agricultural production and other loans to farmers	38	0.09	6,053	0.63
Loans to depository institutions	—	—	—	—
Commercial and Industrial	10,148	12.66	814,246	1.25
Obligations (other than securities and leases) of states and political subdivisions	1,770	2.63	169,180	1.05
Other loans	454	0.74	47,344	0.96
Other construction loans and all land development and other land loans	4,708	6.58	423,467	1.11
Multifamily (5 or more) residential properties	4,161	10.04	645,921	0.64
Non-owner occupied, nonfarm nonresidential properties	15,005	21.26	1,368,029	1.10
1-4 Family Construction	279	0.52	33,131	0.84
Home equity lines of credit	2,097	4.01	257,851	0.81
Residential Mortgages secured by first liens	15,362	27.15	1,746,877	0.88
Residential Mortgages secured by junior liens	1,583	2.06	132,593	1.19
Other revolving credit plans	1,414	0.80	51,529	2.74
Automobile	206	0.26	16,784	1.23
Other consumer	3,087	0.76	49,092	6.29
Credit cards	194	0.22	14,315	1.36
Overdrafts	227	—	227	100.00
Total	$67,055	100.00%	$6,434,020	1.04%

	December 31, 2025
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$162	0.43%	$27,583	0.59%
Owner-occupied, nonfarm nonresidential properties	6,176	9.80	636,444	0.97
Agricultural production and other loans to farmers	37	0.09	5,989	0.62
Loans to depository institutions	20	0.04	2,439	0.82
Commercial and Industrial	9,360	12.00	778,978	1.20
Obligations (other than securities and leases) of states and political subdivisions	1,823	2.64	171,486	1.06
Other loans	454	0.74	47,719	0.95
Other construction loans and all land development and other land loans	4,366	5.64	366,174	1.19
Multifamily (5 or more) residential properties	4,314	10.93	709,832	0.61
Non-owner occupied, nonfarm nonresidential properties	15,467	21.86	1,419,643	1.09
1-4 Family Construction	350	0.64	41,659	0.84
Home equity lines of credit	1,884	3.86	250,823	0.75
Residential Mortgages secured by first liens	15,910	27.15	1,763,071	0.90
Residential Mortgages secured by junior liens	1,732	2.17	140,790	1.23
Other revolving credit plans	1,222	0.75	48,953	2.50
Automobile	207	0.26	17,037	1.22
Other consumer	3,056	0.79	51,474	5.94
Credit cards	146	0.20	13,276	1.10
Overdrafts	369	0.01	370	99.73
Total	$67,055	100.00%	$6,493,740	1.03%

The allowance for credit losses measured as a percentage of total loans receivable was 1.04% as of March 31, 2026 and 1.03% as of December 31, 2025.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the three months ended March 31, 2026, the allowance for credit losses remained unchanged, reflecting stable credit quality in the loan portfolio. Significant uncertainty persists in the domestic and global economic environment due to changes in U.S. tariffs and related actions by U.S. trading partners, elevated interest rates, inflationary pressures, fluctuating consumer confidence, and geopolitical events. The Corporation continues to monitor these conditions and other economic factors that may affect the financial strength of corporate and consumer borrowers, and management will update its estimate of expected credit losses as additional information becomes available.

Note 5, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of March 31, 2026 and December 31, 2025.

Additional information related to provision for credit loss expense and net charge-offs and recoveries for the three months ended March 31, 2026 and 2025 is presented in the tables below.

	Three Months Ended March 31, 2026
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(1)	$—	$27,271	—%
Owner-occupied, nonfarm nonresidential properties	32	(47)	631,879	(0.03)
Agricultural production and other loans to farmers	1	—	6,054	—
Loans to depository institutions	(20)	—	1,200	—
Commercial and Industrial	851	(63)	803,889	(0.03)
Obligations (other than securities and leases) of states and political subdivisions	(53)	—	169,909	—
Other loans	—	—	47,952	—
Other construction loans and all land development and other land loans	342	—	403,904	—
Multifamily (5 or more) residential properties	(153)	—	687,701	—
Non-owner occupied, nonfarm nonresidential properties	(465)	3	1,383,719	—
1-4 Family Construction	(71)	—	38,168	—
Home equity lines of credit	213	—	254,688	—
Residential Mortgages secured by first liens	(477)	(71)	1,750,854	(0.02)
Residential Mortgages secured by junior liens	(149)	—	138,463	—
Other revolving credit plans	199	(7)	49,818	(0.06)
Automobile	(1)	—	16,864	—
Other consumer	499	(468)	50,569	(3.75)
Credit cards	131	(83)	14,758	(2.28)
Overdrafts	6	(148)	266	(225.65)
Total	$884	$(884)	$6,477,926	(0.06)%
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

Provision for credit losses was $998 thousand for the three months ended March 31,2026, compared to $1.6 million for the three months ended March 31, 2025, respectively. The decrease in provision for credit losses was primarily due to a decrease in the loan portfolio, coupled with lower loan net charge-offs. In addition, included in the provision for credit losses for the three months ended March 31, 2026 was a provision of $114 thousand related to the allowance for unfunded commitments compared to $117 thousand provision, related to the allowance for unfunded commitments for the three months ended March 31, 2025.

DEPOSITS

The Corporation's sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	March 31, 2026	Percent of Deposits in Each Category to Total Deposits	December 31, 2025	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2026 vs. 2025
Demand, non-interest-bearing	$1,125,257	15.76%	$1,092,076	15.54%	3.0%
Demand, interest-bearing	1,015,327	14.22	1,014,606	14.44	0.1
Savings deposits	3,846,595	53.87	3,822,639	54.40	0.6
Time deposits	1,153,097	16.15	1,097,788	15.62	5.0
Total deposits	$7,140,276	100.00%	$7,027,109	100.00%	1.6%

At March 31, 2026, total deposits were $7.1 billion. Including $89.9 million in deposits classified as held for sale, organic deposit growth for the quarter totaled $115.0 million, or 1.62%, from December 31, 2025. The quarter-over-quarter increase in organic deposit balances as of March 31, 2026, compared to December 31, 2025, was driven primarily by expanded Treasury Management activity among municipal deposit relationships, supplemented by growth in corporate and wholesale deposits.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended March 31,
	2026		2025
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, non-interest-bearing	$1,124,770	—%	$814,441	—%
Demand, interest-bearing	1,015,629	0.93	704,874	0.88
Savings deposits	3,819,819	2.52	3,131,697	3.09
Time deposits	1,109,982	3.61	738,129	3.99
Total	$7,070,200		$5,389,141

The following table presents additional information about our March 31, 2026 and December 31, 2025 deposits:

	March 31, 2026	December 31, 2025
Time deposits not covered by deposit insurance	$74,151	$75,807
Total deposits not covered by deposit insurance	2,113,531	2,006,055

At March 31, 2026, the total estimated uninsured deposits for the Bank were approximately $2.1 billion, or approximately 29.11% of total Bank deposits. However, when excluding $32.1 million of affiliate company deposits and $808.1 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $1.3 billion, or approximately 17.54% of total Bank deposits as of March 31, 2026.

At December 31, 2025, the total estimated uninsured deposits for the Bank were approximately $2.0 billion, or approximately 28.13% of total Bank deposits. However, when excluding affiliate company deposits of $18.4 million and pledged-investment collateralized deposits of $680.4 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $1.3 billion, or approximately 18.33% of total Bank deposits as of December 31, 2025.

Scheduled maturities of time deposits not covered by deposit insurance at March 31, 2026 were as follows:

March 31, 2026
3 months or less	$12,508
Over 3 through 6 months	21,402
Over 6 through 12 months	19,527
Over 12 months	20,714
Total	$74,151

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

The Corporation's expected material cash requirements for the twelve months ended March 31, 2027 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses, and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as by maintaining access to wholesale funding sources.

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

At March 31, 2026, the Corporation's cash and cash equivalents position was approximately $602.5 million, including liquidity of $517.7 million held at the Federal Reserve. These excess funds, when combined with $6.2 billion in (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 5.3 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of March 31, 2026:

Net Available
FHLB borrowing capacity (1)	$1,864,316
Federal Reserve borrowing capacity (2)	367,740
Brokered deposits (3)	2,594,469
Other third-party funding channels (3) (4)	1,412,443
Total net available liquidity and borrowing capacity	$6,238,968
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window and BIC program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of March 31, 2026, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business, the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to condensed consolidated financial statements elsewhere in this report for the expected timing of such payments as of March 31, 2026. The Corporation's material contractual obligations as of March 31, 2026 consisted of (i) long-term borrowings - Note 8, "Borrowings," (ii) operating leases - Note 6, "Leases," (iii) time deposits with stated maturity dates - Note 7, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 10, "Off-Balance Sheet Commitments and Contingencies."

Shareholders' Equity, Capital Ratios and Metrics

As of March 31, 2026, the Corporation's total shareholders' equity was $889.1 million, representing an increase of $17.0 million, or 1.95%, from December 31, 2025, primarily due to an increase in additional paid in capital related to the ESSA acquisition, growth in earnings, and a decrease in accumulated other comprehensive loss, partially offset by the payment of common and preferred stock dividends to shareholders.

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

As of March 31, 2026, all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation's capital ratios and book value per common share at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Total risk-based ratio	15.23%	14.78%
Tier 1 risk-based ratio	13.03%	12.65%
Common equity tier 1 ratio	11.81%	11.44%
Tier 1 leverage ratio	10.03%	9.87%
Common shareholders' equity/total assets	9.76%	9.70%
Tangible common equity/tangible assets (1)	8.46%	8.36%
Book value per common share	$28.06	$27.63
Tangible book value per common share (1)	$23.97	$23.48
(1) Tangible common equity, tangible assets, and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets and preferred equity from the calculation of shareholders' equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 2026, the Corporation's pre-tax net unrealized losses on the combined portfolios of available-for-sale and held-to-maturity securities totaled approximately $51.9 million, or 5.83% of total shareholders' equity, compared to $47.0 million, or 5.39% of total shareholders' equity at December 31, 2025. The change in unrealized losses was primarily due to changes in the yield curve, coupled with the Corporation's scheduled bond maturities, which were all realized at par. Importantly, all regulatory capital ratios for the Corporation would exceed regulatory "well-capitalized" levels as of both March 31, 2026 and December 31, 2025 if the net unrealized losses at the respective dates were fully recognized.

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

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended March 31, 2026 and 2025:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	March 31, 2026			March 31, 2025
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$869,333	3.13%	$6,940	$765,654	2.73%	$5,461
Tax-exempt (1) (2) (4)	24,006	2.82	175	25,345	2.69	181
Equity securities (1) (2)	29,305	6.32	457	7,428	5.84	107
Total securities (4)	922,644	3.22	7,572	798,427	2.75	5,749
Loans receivable:
Commercial (2) (3)	1,758,527	6.76	29,300	1,466,323	6.74	24,369
Commercial & residential mortgages and loans held for sale (2) (3)	4,586,641	6.09	68,907	3,001,317	6.02	44,572
Consumer (3)	132,758	10.54	3,451	123,755	12.01	3,665
Total loans receivable (3)	6,477,926	6.36	101,658	4,591,395	6.41	72,606
Interest-bearing deposits with the Federal Reserve and other financial institutions	361,022	3.60	3,206	413,704	4.20	4,284
Total earning assets	7,761,592	5.85	$112,436	5,803,526	5.73	$82,639
Non-interest-bearing assets:
Cash and cash equivalents due from banks	78,471			58,152
Premises and equipment	147,949			129,188
Other assets	444,142			277,051
Allowance for credit losses	(67,028)			(47,342)
Total non-interest-bearing assets	603,534			417,049
TOTAL ASSETS	$8,365,126			$6,220,575
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand—interest-bearing	$1,015,629	0.93%	$2,331	$704,874	0.88%	$1,527
Savings	3,819,819	2.52	23,763	3,131,697	3.09	23,840
Time	1,109,982	3.61	9,873	738,129	3.99	7,267
Total interest-bearing deposits	5,945,430	2.45	35,967	4,574,700	2.89	32,634
Short-term borrowings	164,000	3.63	1,466	—	0.00	—
Finance lease liabilities	18,038	5.31	236	15,143	6.32	236
Subordinated notes and debentures	105,532	4.02	1,046	105,228	4.15	1,078
Total interest-bearing liabilities	6,233,000	2.52	$38,715	4,695,071	2.93	$33,948
Demand—non-interest-bearing	1,124,770			814,441
Other liabilities	120,531			91,654
Total liabilities	7,478,301			5,601,166
Shareholders' equity	886,825			619,409
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,365,126			$6,220,575
Interest income/Earning assets		5.85%	$112,436		5.73%	$82,639
Interest expense/Interest-bearing liabilities		2.52	38,715		2.93	33,948
Net interest spread		3.33%	$73,721		2.80%	$48,691
Interest income/Earning assets		5.85%	$112,436		5.73%	$82,639
Interest expense/Earning assets		2.01	38,715		2.36	33,948
Net interest margin (fully tax-equivalent)		3.84%	$73,721		3.37%	$48,691
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended March 31, 2026 and 2025 was $398 thousand and $260 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended March 31, 2026 and 2025 was $(32.2) million and $(48.1) million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended March 31, 2026 and 2025:

Net Interest Income Rate-Volume Variance	For Three Months Ended March 31, 2026 over (under) March 31, 2025 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$622	$857	$1,479
Tax-exempt (2)	(14)	8	(6)
Equity securities (2)	315	35	350
Total securities	923	900	1,823
Loans receivable:
Commercial (2)	4,844	87	4,931
Mortgage (2) (3)	23,543	792	24,335
Consumer	267	(481)	(214)
Total loans receivable	28,654	398	29,052
Other earning assets	(544)	(534)	(1,078)
Total Earning Assets	$29,033	$764	$29,797

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand – interest-bearing	$679	$125	$804
Savings	5,292	(5,369)	(77)
Time	3,646	(1,040)	2,606
Total interest-bearing deposits	9,617	(6,284)	3,333
Short-Term Borrowings	1,466	—	1,466
Finance lease liabilities	45	(45)	—
Subordinated debentures	2	(34)	(32)
Total Interest-Bearing Liabilities	$11,130	$(6,363)	$4,767

Change in Net Interest Income	$17,903	$7,127	$25,030
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 21% for the three months ended March 31, 2026 and March 31, 2025.
(3) Includes loans held for sale.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 and 2025

OVERVIEW

Net income available to common shareholders ("earnings") was $26.0 million, or $0.88 per diluted share, for the three months ended March 31, 2026, compared to $10.4 million, or $0.50 per diluted share, for the three months ended March 31, 2025. Excluding after-tax merger transaction related expenses, a non-GAAP measure, earnings were $11.9 million, or $0.57 per diluted share, for the three months ended March 31, 2025. Earnings for the three months ended March 31, 2026 increased $14.1 million, or $0.31 per diluted share, a 54.39% increase compared to adjusted earnings per share for the three months ended March 31, 2025, due primarily to the overall impact of the acquisition of ESSA.

Annualized return on average equity was 12.36% and 7.52% for the three months ended March 31, 2026 and March 31, 2025, respectively. Excluding after-tax merger transaction related expenses, annualized return on average equity was 8.49% for the three months ended March 31, 2025. Annualized return on average tangible common equity, a non-GAAP measure, was 14.89% and 8.15% for the three months ended March 31, 2026 and March 31, 2025, respectively. Excluding after-tax merger transaction related expenses, annualized return on average tangible common equity was 9.32% for the three months ended March 31, 2025.

The Corporation's efficiency ratio was 59.03% and 72.07% for the three months ended March 31, 2026 and March 31, 2025, respectively, and 57.32% and 71.28%, respectively, on a fully tax-equivalent basis, a non-GAAP measure. Excluding merger and integration costs, the efficiency ratio on fully tax-equivalent basis was 68.62% for the three months ended March 31, 2025.

NET INTEREST INCOME

Net interest income was $73.3 million for the three months ended March 31, 2026, compared to $48.4 million for the three months ended March 31, 2025. When comparing the first quarter of 2026 to the first quarter of 2025, the increase in net interest income of $24.9 million, or 51.40%, was primarily due to the acquisition of ESSA, including $3.0 million in purchase accounting loan accretion. This accretion reflects the recognition of fair value marks on acquired loans, which are accreted into interest income over the expected life of the assets.

Net interest margin was 3.83% and 3.38% for the three months ended March 31, 2026 and March 31, 2025, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.84% and 3.37% for the three months ended March 31, 2026 and March 31, 2025, respectively. Excluding the $3.0 million in purchase accounting loan accretion in the first quarter of 2026, the net interest margin on a fully tax-equivalent basis for the three months ended March 31, 2026 was 3.68%.

The yield on earning assets of 5.85% for the three months ended March 31, 2026 increase 12 basis points compared to the three months ended March 31, 2025. The increase in yield in the first quarter of 2026 compared to the first quarter of 2025 was primarily attributable to year-over-year loan growth and the impact from the ESSA acquisition.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $998 thousand and $1.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Management believes the charges to the provision for credit losses for the three months ended March 31, 2026 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at March 31, 2026.

NON-INTEREST INCOME

Total non-interest income was $10.0 million for the three months ended March 31, 2026, compared to $8.5 million for the three months ended March 31, 2025. The year-over-year increase in non-interest income was driven by increases in wealth and asset management fees, card processing and interchange income, and net realized gains on available-for-sale securities, partially offset by a decrease in other non-interest income resulting from lower pass-through income from small business investment companies ("SBICs").

NON-INTEREST EXPENSE

For the three months ended March 31, 2026, total non-interest expense was $49.2 million, compared to $41.0 million for the three months ended March 31, 2025. Excluding merger and integration costs, total non-interest expense for the three months ended March 31, 2025 was $39.5 million. Excluding merger costs, the $9.7 million increase in non-interest expense compared to the three months ended March 31, 2025 was primarily driven by employees, facilities, required software licensing and core accounting system volume fee increases, and other costs added from the acquisition of ESSA.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2026 was $6.1 million, representing an 18.41% effective tax rate, compared to $2.9 million, representing a 19.96% effective tax rate, for the three months ended March 31, 2025.

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

CRITICAL ACCOUNTING POLICIES

The Corporation's accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for credit losses and the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill and intangibles that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation's financial position or results of operations. Note 1, "Summary of Significant Accounting Policies," and Note 4, "Loans Receivable and Allowance for Credit Losses," of the 2025 Form 10-K provide additional detail with regard to the Corporation's accounting for the allowance for credit losses and loans receivable. There have been no significant changes in the application of accounting policies since December 31, 2025.

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	Three Months Ended
	March 31,
	2026	2025
Calculation of merger transaction related expenses, net of tax (non-GAAP)(1):
Merger transaction related expenses - non deductible	$—	$1,327

Merger transaction related expenses - deductible	—	202
Statutory federal tax rate	21%	21%
Tax benefit of merger and integration costs	—	42
Merger transaction related expenses - deductible, net of tax	—	160

Merger transaction related expenses, net of tax (non-GAAP)	$—	$1,487
(1) Merger transaction related expenses represent legal, advisory, severance, technology conversion, and other expenses directly related to the ESSA acquisition. Management believes exclusion of these non-recurring charges provides more meaningful period-over-period comparisons of operating performance.

	(unaudited)
	Three Months Ended
	March 31,
	2026	2025
Calculation of net income available to common (GAAP):
Net income	$27,036	$11,481
Less: preferred stock dividends	1,075	1,075
Net income available to common shareholders	$25,961	$10,406

Adjusted calculation of net income available to common (non-GAAP):
Net income available to common shareholders	$25,961	$10,406
Add: merger transaction related expenses, net of tax (non-GAAP)	—	1,487
Adjusted net income available to common shareholders (non-GAAP):	$25,961	$11,893

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)	(unaudited)
	March 31,	December 31,
	2026	2025
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$889,101	$872,127
Less: preferred equity	57,785	57,785
Common shareholders' equity	831,316	814,342
Less: goodwill and other intangibles	88,512	88,512
Less: core deposit intangible	32,688	33,693
Tangible common equity (non-GAAP)	$710,116	$692,137

Total assets	$8,514,896	$8,396,435
Less: goodwill and other intangibles	88,512	88,512
Less: core deposit intangible	32,688	33,693
Tangible assets (non-GAAP)	$8,393,696	$8,274,230

Ending shares outstanding	29,631,056	29,473,352

Book value per common share (GAAP)	$28.06	$27.63
Tangible book value per common share (non-GAAP)	$23.97	$23.48

Common shareholders' equity / Total assets (GAAP)	9.76%	9.70%
Tangible common equity / Tangible assets (non-GAAP)	8.46%	8.36%

	(unaudited)
	Three Months Ended
	March 31,
	2026	2025
Calculation of efficiency ratio:
Non-interest expense	$49,187	$41,038

Non-interest income	$9,998	$8,507
Net interest income	73,323	48,431
Total revenue	$83,321	$56,938
Efficiency ratio	59.03%	72.07%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$49,187	$41,038
Less: core deposit intangible amortization	1,005	17
Adjusted non-interest expense (non-GAAP)	$48,182	$41,021

Non-interest income	$9,998	$8,507

Net interest income	$73,323	$48,431
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,965	1,464
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	2,704	2,076
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	74,062	49,043
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$84,060	$57,550

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	57.32%	71.28%

Adjusted calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Adjusted non-interest expense (non-GAAP)	$48,182	$41,021
Less: merger and integration costs (non-GAAP)	—	1,529
Adjusted non-interest expense (non-GAAP)	$48,182	$39,492

Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$84,060	$57,550

Adjusted efficiency ratio (fully tax equivalent basis) (non-GAAP)	57.32%	68.62%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2026	2025
Calculation of net interest margin:
Interest income	$112,038	$82,379
Interest expense	38,715	33,948
Net interest income	$73,323	$48,431

Average total earning assets	$7,761,592	$5,803,526

Net interest margin (GAAP) (annualized)	3.83%	3.38%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$112,038	$82,379
Tax equivalent adjustment (non-GAAP)	398	260
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	112,436	82,639
Interest expense	38,715	33,948
Net interest income (fully tax equivalent basis) (non-GAAP)	$73,721	$48,691

Average total earning assets	$7,761,592	$5,803,526
Less: average mark to market adjustment on investments (non-GAAP)	(32,170)	(48,070)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$7,793,762	$5,851,596

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.84%	3.37%

Calculation of net interest margin, excluding purchase accounting loan accretion (fully tax equivalent basis) (non-GAAP)(1):
Net interest income (fully tax equivalent basis) (non-GAAP)	$73,721	$48,691
Less: purchase accounting loan accretion	(3,040)	—
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	$70,681	$48,691

Adjusted average total earning assets, net of mark to market (non-GAAP)	$7,793,762	$5,851,596
Adjusted net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.68%	3.37%
(1) Purchase accounting loan accretion represents income recognized on fair value adjustments to acquired loans.

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2026	2025
Basic earnings per common share computation:
Net income available to common shareholders	$25,961	$10,406
Less: net income available to common shareholders allocated to participating securities	237	57
Net income available to common shareholders allocated to common stock	$25,724	$10,349

Weighted average common shares outstanding, including shares considered participating securities	29,576	20,981
Less: average participating securities	259	114
Weighted average shares	29,317	20,867
Basic earnings per common share	$0.88	$0.50

Diluted earnings per common share computation:
Net income available to common shareholders allocated to common stock	$25,724	$10,349

Weighted average common shares outstanding for basic earnings per common share	29,317	20,867
Add: dilutive effect of stock compensation	122	58
Weighted average shares and dilutive potential common shares	29,439	20,925
Diluted earnings per common share	$0.88	$0.50

Adjusted basic earnings per common share computation (non-GAAP):
Net income available to common shareholders	$25,961	$10,406
Add: merger transaction related expenses, net of tax (non-GAAP)	—	1,487
Less: net income available to common shareholders allocated to participating securities	237	57
Less: adjustment to net income available to common shareholders allocated to participating securities for merger transaction related expenses, net of tax (non-GAAP)	—	8
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$25,724	$11,828

Weighted average common shares outstanding, including shares considered participating securities	29,576	20,981
Less: Average participating securities	259	114
Weighted average shares	29,317	20,867
Adjusted basic earnings per common share (non-GAAP)	$0.88	$0.57

Adjusted diluted earnings per common share computation (non-GAAP):
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$25,724	$11,828

Weighted average common shares outstanding for basic earnings per common share	29,317	20,867
Add: dilutive effect of stock compensation	122	58
Weighted average shares and dilutive potential common shares	29,439	20,925
Adjusted diluted earnings per common share (non-GAAP)	$0.88	$0.57

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2026	2025
Calculation of return on average tangible common equity (non-GAAP):
Net income	$27,036	$11,481
Less: preferred stock dividends	1,075	1,075
Net income available to common shareholders	$25,961	$10,406

Average shareholders' equity	$886,825	$619,409
Less: average goodwill & intangibles	121,859	44,074
Less: average preferred equity	57,785	57,785
Average tangible common shareholders' equity (non-GAAP)	$707,181	$517,550

Return on average equity (GAAP) (annualized)	12.36%	7.52%
Return on average common equity (GAAP) (annualized)	12.70%	7.51%
Return on average tangible common equity (non-GAAP) (annualized)	14.89%	8.15%

Adjusted calculation of return on average equity (non-GAAP):
Net income	$27,036	$11,481
Add: merger transaction related expenses, net of tax (non-GAAP)	—	1,487
Adjusted net income (non-GAAP)	$27,036	$12,968

Average shareholders' equity	$886,825	$619,409

Adjusted return on average equity (non-GAAP) (annualized)	12.36%	8.49%

Adjusted calculation of return on average tangible common equity (non-GAAP):
Net income available to common shareholders	$25,961	$10,406
Add: merger transaction related expenses, net of tax (non-GAAP)	—	1,487
Adjusted net income available to common shareholders	$25,961	$11,893

Average tangible common shareholders' equity (non-GAAP)	$707,181	$517,550

Adjusted return on average tangible common equity (non-GAAP) (annualized)	14.89%	9.32%

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

	% Change in Net Interest Income
	March 31, 2026	December 31, 2025
+300 basis points	0.4%	1.6%
+200 basis points	0.7%	1.5%
+100 basis points	0.5%	1.0%
-100 basis points	(0.9)%	(1.8)%
-200 basis points	(0.1)%	(2.0)%
-300 basis points	0.6%	(2.8)%

At March 31, 2026, the Corporation has approximately $3.9 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

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

There was no significant change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation's common stock made by or on behalf of the Corporation for the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2026	—	$—	—	500,000
February 1 – 28, 2026	—	—	—	500,000
March 1 – 31, 2026	—	—	—	500,000
Total	—	$—	—	500,000
 (1) On June 23, 2025, the Corporation received acknowledgement from the Federal Reserve Bank of the Corporation's 2025 Common Share Repurchase Program (the "Plan"). The Corporation's Board of Directors previously approved the Plan, subject to the Federal Reserve Bank's response, authorizing the repurchase from time to time by the Corporation of up to 500,000 shares of the Corporation's common stock, no par value per share, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15,000,000. Pursuant to the Plan, repurchases of common stock, if any, are authorized to be made during the period beginning on June 23, 2025 (the date on which the Corporation received acknowledgement from the Federal Reserve Bank) through and including June 10, 2026, through open market purchases, privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, subject to compliance with any material agreement to which the Corporation is a party. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of March 31, 2026, there were 500,000 shares remaining for repurchase under the Plan.

Additionally, during the quarter ended March 31, 2026, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2025 Omnibus Incentive Plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Corporation's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of January 9, 2025, by and among CNB Financial Corporation, CNB Bank, ESSA Bancorp, Inc. and ESSA Bank & Trust (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 10, 2025)

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 6, 2026	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 6, 2026	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)