Form 10-Q
period 2026-06-30
CNB FINANCIAL CORP/PA
filed 2026-08-05
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer's common stock as of August 5, 2026:
COMMON STOCK, NO PAR VALUE PER SHARE: 29,620,885 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents due from banks	$86,618	$78,197
Interest-bearing deposits with Federal Reserve	364,781	441,501
Interest-bearing deposits with other financial institutions	7,040	8,198
Total cash and cash equivalents	458,439	527,896
Debt securities available-for-sale, at fair value (amortized cost of $734,772 and $618,912, respectively)	692,513	584,330
Debt securities held-to-maturity, at amortized cost (fair value of $190,521 and $229,694, respectively)	203,049	242,138
Equity securities	11,682	10,865
Loans held for sale	1,855	2,517
Loans receivable
Syndicated loans	93,859	70,798
Loans	6,420,002	6,422,942
Total loans receivable	6,513,861	6,493,740
Less: allowance for credit losses	(67,455)	(67,055)
Net loans receivable	6,446,406	6,426,685
FHLB and other restricted stock holdings and investments	77,420	58,547
Premises and equipment, net	87,891	90,220
Operating & finance lease right-of-use assets	56,757	58,293
Bank owned life insurance	161,037	159,502
Mortgage servicing rights	2,456	2,608
Goodwill and other intangibles	87,465	88,512
Core deposit intangible, net	31,672	33,693
Accrued interest receivable and other assets	113,527	110,629
Total Assets	$8,432,169	$8,396,435
LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing demand deposits	$1,147,907	$1,092,076
Interest-bearing demand deposits	1,023,540	1,014,606
Savings	3,762,710	3,822,639
Certificates of deposit	1,146,307	1,097,788
Total deposits	7,080,464	7,027,109
Short-term borrowings	164,000	164,000
Deposits held for sale	81,303	88,119
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	35,000	84,874
Operating lease liabilities	42,687	43,747
Accrued interest payable and other liabilities	98,648	95,839
Total liabilities	7,522,722	7,524,308
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at June 30, 2026 and December 31, 2025	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 29,757,662 at June 30, 2026 and 29,594,933 at December 31, 2025	—	—
Additional paid in capital	424,486	422,653
Retained earnings	466,865	424,935
Treasury stock, at cost (135,663 shares at June 30, 2026 and 121,581 shares at December 31, 2025)	(3,129)	(2,581)
Accumulated other comprehensive loss	(36,560)	(30,665)
Total shareholders' equity	909,447	872,127
Total Liabilities and Shareholders' Equity	$8,432,169	$8,396,435

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$102,336	$75,408	$203,663	$147,787
Securities:
Taxable	12,411	10,118	22,558	19,863
Tax-exempt	141	149	289	305
Dividends	768	96	1,184	195
Total interest and dividend income	115,656	85,771	227,694	168,150
INTEREST EXPENSE:
Deposits	36,454	32,276	72,421	64,910
Borrowed funds and finance lease liabilities	1,857	222	3,559	458
Subordinated notes and debentures	1,001	1,076	2,047	2,154
Total interest expense	39,312	33,574	78,027	67,522
NET INTEREST INCOME	76,344	52,197	149,667	100,628
PROVISION FOR CREDIT LOSS EXPENSE	1,777	4,338	2,775	5,894
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	74,567	47,859	146,892	94,734
NON-INTEREST INCOME:
Service charges on deposit accounts	2,010	1,656	4,044	3,370
Other service charges and fees	417	427	839	937
Wealth and asset management fees	2,728	2,109	5,085	3,905
Net realized gains on available-for-sale securities (includes $0, $0, $331 and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	—	—	331	—
Net realized and unrealized gains on equity securities	707	567	618	318
Mortgage banking	269	172	610	268
Bank owned life insurance	1,167	976	2,153	1,736
Card processing and interchange income	2,804	2,278	5,390	4,385
Other non-interest income	1,200	823	2,230	2,596
Total non-interest income	11,302	9,008	21,300	17,515
NON-INTEREST EXPENSES:
Compensation and benefits	22,712	19,348	47,695	39,912
Net occupancy expense	5,085	4,032	10,534	8,070
Amortization of core deposit intangible	1,016	16	2,021	33
Technology expense	7,205	5,462	14,386	10,840
State and local taxes	2,046	1,301	2,867	2,593
Legal, professional, and examination fees	1,718	997	2,490	1,846
Advertising	728	556	1,516	1,070
FDIC insurance premiums	1,021	937	1,828	1,922
Card processing and interchange expenses	1,470	1,253	2,977	2,413
Merger and integration costs	—	357	—	1,886
Other non-interest expenses	7,707	5,358	13,581	10,070
Total non-interest expenses	50,708	39,617	99,895	80,655
INCOME BEFORE INCOME TAXES	35,161	17,250	68,297	31,594
INCOME TAX EXPENSE (includes $0, $0, $70 and $0 income tax expense from reclassification items, respectively)	6,857	3,294	12,957	6,157
NET INCOME	28,304	13,956	55,340	25,437
PREFERRED STOCK DIVIDENDS	1,075	1,075	2,150	2,150
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$27,229	$12,881	$53,190	$23,287
AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,354,439	20,881,164	29,335,934	20,874,106
Diluted	29,492,359	20,952,891	29,465,809	20,939,424
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.92	$0.61	$1.80	$1.11
Diluted Earnings Per Common Share	$0.91	$0.61	$1.79	$1.10
Cash Dividends Declared	$0.19	$0.18	$0.38	$0.36
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$28,304	$13,956	$55,340	$25,437
Other comprehensive income (loss), net of tax:
Net change in debt securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of benefit (tax) of $631, $(776), $1,543 and $(2,617), respectively	(2,372)	2,923	(5,803)	9,847
Amortization of unrealized losses from held-to-maturity securities, net of tax of $(22), $(33), $(45) and $(70), respectively	82	126	169	263
Reclassification adjustment for realized gains included in net income, net of tax of $0, $0, $70 and $0, respectively	—	—	(261)	—
	(2,290)	3,049	(5,895)	10,110
Other comprehensive income (loss)	(2,290)	3,049	(5,895)	10,110
COMPREHENSIVE INCOME	$26,014	$17,005	$49,445	$35,547

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders' Equity
Balance, April 1, 2026	$57,785	$423,292	$445,265	$(2,971)	$(34,270)	$889,101
Net income			28,304			28,304
Other comprehensive loss					(2,290)	(2,290)
Forfeiture of restricted stock award grants (9,057 shares)		158		(158)		—
Stock-based compensation expense		1,036				1,036
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.19 per common share)			(5,629)			(5,629)
Balance, June 30, 2026	$57,785	$424,486	$466,865	$(3,129)	$(36,560)	$909,447

Balance, April 1, 2025	$57,785	$220,254	$387,925	$(4,944)	$(36,512)	$624,508
Net income			13,956			13,956
Other comprehensive income					3,049	3,049
Forfeiture of restricted stock award grants (5,913 shares)		130		(130)		—
Restricted stock award grants (145,562 shares)		(2,654)		2,654		—
Stock-based compensation expense		645				645
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.18 per common share)			(3,802)			(3,802)
Balance, June 30, 2025	$57,785	$218,375	$397,004	$(2,420)	$(33,463)	$637,281

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (continued)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders' Equity
Balance, January 1, 2026	$57,785	$422,653	$424,935	$(2,581)	$(30,665)	$872,127
Net income			55,340			55,340
Other comprehensive loss					(5,895)	(5,895)
Forfeiture of restricted stock award grants (17,421 shares)		289		(289)		—
Performance based restricted stock award grants (15,294 shares)		(283)		283		—
Stock-based compensation expense		1,827				1,827
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (17,716 shares)				(491)		(491)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (1,812 shares)				(51)		(51)
Preferred cash dividend declared			(2,150)			(2,150)
Cash dividends declared ($0.38 per common share)			(11,260)			(11,260)
Balance, June 30, 2026	$57,785	$424,486	$466,865	$(3,129)	$(36,560)	$909,447

Balance, January 1, 2025	$57,785	$219,876	$381,296	$(4,689)	$(43,573)	$610,695
Net income			25,437			25,437
Other comprehensive income					10,110	10,110
Forfeiture of restricted stock award grants (9,471 shares)		220		(220)		—
Restricted stock award grants (145,562 shares)		(2,654)		2,654		—
Performance based restricted stock award grants (8,916 shares)		(167)		167		—
Stock-based compensation expense		1,100				1,100
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (11,145 shares)				(282)		(282)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (1,960 shares)				(50)		(50)
Preferred cash dividend declared			(2,150)			(2,150)
Cash dividends declared ($0.36 per common share)			(7,579)			(7,579)
Balance, June 30, 2025	$57,785	$218,375	$397,004	$(2,420)	$(33,463)	$637,281

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,340	$25,437
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	2,775	5,894
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	7,506	3,900
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(10,618)	(3,414)
Net amortization of deferred costs on borrowings	126	152
Net realized gains on sales of available-for-sale securities	(331)	—
Net realized and unrealized gains on equity securities	(618)	(318)
Gain on sale of loans held for sale	(604)	(119)
Net losses on dispositions of premises and equipment and foreclosed assets	201	140
Proceeds from sale of loans held for sale	17,000	8,775
Origination of loans held for sale	(17,353)	(9,163)
Income on bank owned life insurance	(2,010)	(1,556)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	(143)	(180)
Restricted stock compensation expense	1,827	1,100
Change in:
Accrued interest receivable and other assets	(351)	6
Accrued interest payable, lease liabilities, and other liabilities	3,346	1,175
NET CASH PROVIDED BY OPERATING ACTIVITIES	56,093	31,829
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	60,223	50,848
Proceeds from sales of available-for-sale securities	36,670	—
Purchase of available-for-sale securities	(211,890)	(93,211)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	39,441	36,540
Purchase of equity securities	(199)	(163)
Net increase in loans receivable	(13,431)	(125,882)
Proceeds from death benefit of bank owned life insurance policies	618	884
Purchase of FHLB, other equity, and restricted equity interests	(18,873)	(1,490)
Purchase of premises and equipment	(1,284)	(4,087)
Proceeds from the sale of premises and equipment and foreclosed assets	588	1,451
NET CASH USED BY INVESTING ACTIVITIES	(108,137)	(135,110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	4,836	68,701
Net increase in certificates of deposit	48,519	27,017
Net decrease in deposits held for sale	(6,816)	—
Purchase of treasury stock	(542)	(332)
Cash dividends paid, common stock	(11,260)	(7,579)
Cash dividends paid, preferred stock	(2,150)	(2,150)
Redemption of subordinated notes	(50,000)	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(17,413)	85,657
NET DECREASE IN CASH AND CASH EQUIVALENTS	(69,457)	(17,624)
CASH AND CASH EQUIVALENTS, Beginning	527,896	443,035
CASH AND CASH EQUIVALENTS, Ending	$458,439	$425,411

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$74,981	$65,794
Income taxes	2,764	3,700
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$2,289	$424
Transfers from loans held for sale to loans held for investment	1,358	317
Grant of restricted stock award grants from treasury stock	—	2,654
Grant of performance based restricted stock award grants from treasury stock	283	167
Forfeiture of restricted stock award grants	289	220
Lease liabilities arising from obtaining right-of-use assets	77	—

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three and six months ended June 30, 2026 is not necessarily indicative of the results to be expected for the full year.

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

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on November 30 or on an interim basis if an event triggering impairment may have occurred. At June 30, 2026, the Corporation had goodwill of $87.3 million, including $43.6 million related to the acquisition of ESSA Bancorp, Inc. ("ESSA"). Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed as of November 30, 2025 and therefore, believes that there is no impairment as of June 30, 2026. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans." The update expands the population of acquired financial assets subject to the gross-up approach in Topic 326 to include acquired seasoned loans without credit deterioration (excluding credit cards). This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods with early adoption permitted. The amendments in this update are to be applied prospectively to loans that are acquired on or after the initial application date. The Corporation early adopted ASU 2025-08 prospectively, effective January 1, 2025. In connection with the adoption of ASU 2025-08, the Corporation recorded a $16.4 million allowance for credit losses on these loans by adding the allowance to the purchase price and establishing a new amortized cost basis and no provision expense was recorded at the date of acquisition.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures." The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A "relevant expense caption" is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e), (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early application of the amendment is permitted. The ASU is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Corporation is evaluating the effect that ASU 2024-03 will have on its condensed consolidated financial statements and related disclosures.

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

In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity." The ASU amends the guidance to improve the requirements for identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity. The amendments require entities to consider the general accounting acquirer factors in Topic 805 when the transaction is primarily effected by the exchange of equity interests. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Corporation is evaluating the effect that ASU 2025-03 will have on its consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting." This ASU is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements and interim disclosures requirements, and establishes a principle under which an entity must disclose events occurring since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Corporation is evaluating the effect that ASU 2025-11 will have on its consolidated financial statements and related disclosures.

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

As a result of the Merger, the Corporation recorded preliminary goodwill totaling $49.9 million at July 23, 2025, which reflects anticipated synergies and strategic benefits from combining operations. While the Corporation believes the information available on July 23, 2025, provided a reasonable basis for estimating fair value, the Corporation may obtain additional information and evidence within the one-year measurement period that could result in changes to the estimated fair value amounts and associated goodwill. Valuations subject to change include, but are not limited to, loans receivable, premises and equipment, identified intangible assets, certain deposits, and deferred income taxes. Measurement period adjustments recognized during the six months ended June 30, 2026 and year ended December 31, 2025 totaled a net $1.0 million and $5.3 million, respectively, primarily related to additional information obtained regarding other assets, other liabilities, and loans receivable, including the related deferred tax impact, which resulted in a corresponding decrease to goodwill. The resultant goodwill balance as a result of the Merger is $43.6 million and $44.6 million as of June 30, 2026 and December 31, 2025, respectively. Merger and integration related costs associated with the Merger were zero for the three and six months ended June 30, 2026, respectively, and $357 thousand and $1.9 million for the three and six months ended June 30, 2025, respectively. Such costs include employee severance, professional fees, system conversion, and lease and contract termination expenses, which have been expensed as incurred, and are recorded in “Merger and integration costs” on the Corporation's Condensed Consolidated Statements of Income. Goodwill is not deductible for income tax purposes as the transaction qualifies as a tax free “reorganization” within the meaning of Section 368(a).

The following tables provide a summary of the consideration transferred and the fair value of the assets acquired, and liabilities assumed as of the date of the Merger (dollars in thousands):

July 23, 2025
Merger consideration
Value of stock consideration assigned to ESSA common shares exchanged for stock paid to shareholders	$202,549
Value of cash consideration for ESSA common stock exchanged for cash	21
Total merger consideration	$202,570

July 23, 2025
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$27,424
Debt securities available-for-sale	229,098
Loans receivable	1,658,693
Premises and equipment	16,019
Operating lease right of use assets	3,706
Accrued interest receivable and other assets	53,657
FHLB interests	24,218
Bank owned life insurance	40,835
Core deposit intangible	35,335
Goodwill	43,591
Total assets acquired	2,132,576
Liabilities assumed
Deposits	1,455,805
Short-term borrowings	437,000
Accrued interest payable and other liabilities	33,600
Operating lease liabilities	3,601
Total liabilities assumed	1,930,006
Net assets acquired	$202,570

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

Loans receivable: The fair value of loans acquired from ESSA were estimated using the discounted cash flow method on an individual loan basis. To estimate the value of the loans, the contractual cash flows for each loan were projected and adjusted for expected prepayments and credit losses. Assumptions for credit losses were based off the risk characteristics of each loan. For loans specifically evaluated by the Corporation, credit losses were based on the estimated loss identified by the Corporation. The projected cash flows were then discounted to present value using a discount rate based on the relative risk of the cash flows.

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

4.    SECURITIES

Debt securities available-for-sale ("AFS") at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$98,145	$—	$(1,760)	$—	$96,385
State & political subdivisions	93,585	23	(9,013)	—	84,595
Agency residential & multi-family mortgage	505,523	186	(30,629)	—	475,080
Corporate notes & bonds	30,811	276	(923)	—	30,164
Pooled SBA	6,708	—	(419)	—	6,289
Total	$734,772	$485	$(42,744)	$—	$692,513

	December 31, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$113,211	$100	$(216)	$—	$113,095
State & political subdivisions	96,607	47	(8,806)	—	87,848
Agency residential & multi-family mortgage	352,004	492	(24,249)	—	328,247
Corporate notes & bonds	49,512	180	(1,752)	—	47,940
Pooled SBA	7,578	2	(380)	—	7,200
Total	$618,912	$821	$(35,403)	$—	$584,330

Debt securities held-to-maturity ("HTM") at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$142,517	$—	$(5,609)	$—	$136,908
Agency residential & multi-family mortgage	60,532	—	(6,919)	—	53,613
Total	$203,049	$—	$(12,528)	$—	$190,521

	December 31, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$177,569	$—	$(6,061)	$—	$171,508
Agency residential & multi-family mortgage	64,569	—	(6,383)	—	58,186
Total	$242,138	$—	$(12,444)	$—	$229,694

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2026	$—	$—	$—
Three months ended June 30, 2025	—	—	—
Six months ended June 30, 2026	36,670	331	—
Six months ended June 30, 2025	—	—	—

The tax provision related to these net realized gains (losses) was zero and $70 thousand for the three and six months ended June 30, 2026, respectively, and zero for the three and six months ended June 30, 2025, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of June 30, 2026:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$11,507	$11,350	$72,616	$71,784
1 year – 5 years	75,967	72,539	60,920	57,163
5 years – 10 years	120,286	115,745	8,981	7,961
After 10 years	14,781	11,510	—	—
	222,541	211,144	142,517	136,908
Agency residential & multi-family mortgage	505,523	475,080	60,532	53,613
Pooled SBA	6,708	6,289	—	—
Total debt securities	$734,772	$692,513	$203,049	$190,521

Mortgage securities and pooled Small Business Administration ("SBA") securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On June 30, 2026 and December 31, 2025, securities carried at $624.7 million and $583.8 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders' equity. The Corporation's residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2026

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$96,385	$(1,760)	$—	$—	$96,385	$(1,760)
State & political subdivisions	3,034	(8)	73,140	(9,005)	76,174	(9,013)
Agency residential & multi-family mortgage	299,089	(6,788)	132,398	(23,841)	431,487	(30,629)
Corporate notes and bonds	2,946	(51)	18,229	(872)	21,175	(923)
Pooled SBA	288	(2)	5,973	(417)	6,261	(419)
	$401,742	$(8,609)	$229,740	$(34,135)	$631,482	$(42,744)

December 31, 2025

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$42,705	$(216)	$—	$—	$42,705	$(216)
State & political subdivisions	2,380	(1)	75,516	(8,805)	77,896	(8,806)
Agency residential & multi-family mortgage	123,186	(835)	143,001	(23,414)	266,187	(24,249)
Corporate notes and bonds	13,146	(333)	24,175	(1,419)	37,321	(1,752)
Pooled SBA	57	(1)	6,876	(379)	6,933	(380)
	$181,474	$(1,386)	$249,568	$(34,017)	$431,042	$(35,403)

HTM debt securities with unrealized losses at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2026

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$136,908	$(5,609)	$136,908	$(5,609)
Agency residential & multi-family mortgage	—	—	53,613	(6,919)	53,613	(6,919)
	$—	$—	$190,521	$(12,528)	$190,521	$(12,528)

December 31, 2025

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$171,508	$(6,061)	$171,508	$(6,061)
Agency residential & multi-family mortgage	—	—	58,186	(6,383)	58,186	(6,383)
	$—	$—	$229,694	$(12,444)	$229,694	$(12,444)

At June 30, 2026 and December 31, 2025, management performed an assessment for possible impairment related to credit losses of the Corporation's debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at June 30, 2026 and December 31, 2025.

First, an assessment was performed to determine if the Corporation intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost. Management determined it does not intend to sell and will not be required to sell any of the securities before recovery of its amortized cost. Next, management performed an evaluation relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities' credit quality and the issuer's ability to repay its debt obligations. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Based on the results of the assessment, management believes the decline in fair value is not the result of credit losses. As a result no credit allowance is required as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, management concluded the debt securities described in the previous paragraphs did not decline in fair value due to credit factors for the following reasons:

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

Equity securities at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Corporate equity securities	$5,007	$4,745
Mutual funds	4,358	3,792
Money market funds	417	245
Corporate notes	1,900	2,083
Total	$11,682	$10,865

5.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	Percentage of Total	December 31, 2025	Percentage of Total
Farmland	$26,273	0.40%	$27,583	0.43%
Owner-occupied, nonfarm nonresidential properties	647,836	9.95	636,444	9.80
Agricultural production and other loans to farmers	5,396	0.08	5,989	0.09
Loans to depository institutions	2,491	0.04	2,439	0.04
Commercial and Industrial	886,736	13.61	778,978	12.00
Obligations (other than securities and leases) of states and political subdivisions	165,185	2.54	171,486	2.64
Other loans	58,720	0.90	47,719	0.74
Other construction loans and all land development and other land loans	438,329	6.73	366,174	5.64
Multifamily (5 or more) residential properties	624,696	9.59	709,832	10.93
Non-owner occupied, nonfarm nonresidential properties	1,344,691	20.64	1,419,643	21.86
1-4 Family Construction	34,599	0.53	41,659	0.64
Home equity lines of credit	265,398	4.07	250,823	3.86
Residential Mortgages secured by first liens	1,743,623	26.77	1,763,071	27.15
Residential Mortgages secured by junior liens	138,349	2.12	140,790	2.17
Other revolving credit plans	52,661	0.81	48,953	0.75
Automobile	14,984	0.23	17,037	0.26
Other consumer	48,701	0.75	51,474	0.79
Credit cards	14,837	0.23	13,276	0.20
Overdrafts	356	0.01	370	0.01
Total loans receivable	$6,513,861	100.00%	$6,493,740	100.00%
Less: Allowance for credit losses	(67,455)		(67,055)
Loans receivable, net	$6,446,406		$6,426,685

Net deferred loan origination fees (costs) included in the above loan table	$(671)		$(259)

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $93.9 million and $70.8 million as of June 30, 2026 and December 31, 2025, respectively.

Transactions in the allowance for credit losses for the three months ended June 30, 2026 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$161	$—	$—	$77	$238
Owner-occupied, nonfarm nonresidential properties	6,161	—	17	(136)	6,042
Agricultural production and other loans to farmers	38	—	—	(6)	32
Loans to depository institutions	—	—	—	16	16
Commercial and Industrial	10,148	(2)	2	2,857	13,005
Obligations (other than securities and leases) of states and political subdivisions	1,770	—	—	(68)	1,702
Other loans	454	—	—	31	485
Other construction loans and all land development and other land loans	4,708	—	—	(381)	4,327
Multifamily (5 or more) residential properties	4,161	—	—	(565)	3,596
Non-owner occupied, nonfarm nonresidential properties	15,005	—	—	(1,653)	13,352
1-4 Family Construction	279	(2)	—	(9)	268
Home equity lines of credit	2,097	—	—	(283)	1,814
Residential Mortgages secured by first liens	15,362	(871)	11	1,007	15,509
Residential Mortgages secured by junior liens	1,583	—	—	139	1,722
Other revolving credit plans	1,414	(27)	6	97	1,490
Automobile	206	(37)	—	6	175
Other consumer	3,087	(371)	14	378	3,108
Credit cards	194	(70)	5	89	218
Overdrafts	227	(157)	39	247	356
Total loans	$67,055	$(1,537)	$94	$1,843	$67,455
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the six months ended June 30, 2026 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$162	$—	$—	$76	$238
Owner-occupied, nonfarm nonresidential properties	6,176	(47)	17	(104)	6,042
Agricultural production and other loans to farmers	37	—	—	(5)	32
Loans to depository institutions	20	—	—	(4)	16
Commercial and Industrial	9,360	(110)	47	3,708	13,005
Obligations (other than securities and leases) of states and political subdivisions	1,823	—	—	(121)	1,702
Other loans	454	—	—	31	485
Other construction loans and all land development and other land loans	4,366	—	—	(39)	4,327
Multifamily (5 or more) residential properties	4,314	—	—	(718)	3,596
Non-owner occupied, nonfarm nonresidential properties	15,467	—	3	(2,118)	13,352
1-4 Family Construction	350	(2)	—	(80)	268
Home equity lines of credit	1,884	—	—	(70)	1,814
Residential Mortgages secured by first liens	15,910	(944)	13	530	15,509
Residential Mortgages secured by junior liens	1,732	—	—	(10)	1,722
Other revolving credit plans	1,222	(53)	25	296	1,490
Automobile	207	(40)	3	5	175
Other consumer	3,056	(860)	35	877	3,108
Credit cards	146	(160)	12	220	218
Overdrafts	369	(331)	65	253	356
Total loans	$67,055	$(2,547)	$220	$2,727	$67,455
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

For the three and six months ended June 30, 2026, the allowance for credit losses increased $400 thousand, primarily driven by growth in the Corporation's loan portfolio. Significant uncertainty persists in the domestic and global economic environment due to changes in U.S. tariffs and related actions by U.S. trading partners, elevated interest rates, inflationary pressures, fluctuating consumer confidence, and geopolitical events. The Corporation continues to monitor these conditions and other economic factors that may affect the financial strength of corporate and consumer borrowers, and management will update its estimate of expected credit losses as additional information becomes available.

Provision for credit losses was $1.8 million and $2.8 million for the three and six months ended June 30, 2026, respectively, compared to $4.3 million and $5.9 million for the three and six months ended June 30, 2025, respectively. The decrease in provision for credit losses was primarily attributable to two previously disclosed commercial real estate charge-offs recognized during the second quarter of 2025. In addition, included in the provision for credit losses for the three and six months ended June 30, 2026 was a reversal of $66 thousand and provision of $48 thousand, respectively, related to the allowance for unfunded commitments compared to provisions of $63 thousand and $180 thousand, respectively, related to the allowance for unfunded commitments for the three and six months ended June 30, 2025.

The following tables present the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$859	$759	$—
Owner-occupied, nonfarm nonresidential properties	8,858	8,162	—
Commercial and Industrial	18,449	17,066	—
Other construction loans and all land development and other land loans	4,297	351	—
Multifamily (5 or more) residential properties	752	107	—
Non-owner occupied, nonfarm nonresidential properties	4,935	2,735	—
Home equity lines of credit	2,558	2,558	—
Residential Mortgages secured by first liens	12,295	11,971	1
Residential Mortgages secured by junior liens	995	995	—
Other revolving credit plans	99	99	—
Automobile	181	181	—
Other consumer	564	564	—
Credit cards	—	—	26
Total	$54,842	$45,548	$27

	December 31, 2025
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$554	$554	$—
Owner-occupied, nonfarm nonresidential properties	5,849	5,153	—
Commercial and Industrial	8,856	8,335	—
Other construction loans and all land development and other land loans	4,011	378	—
Multifamily (5 or more) residential properties	799	155	—
Non-owner occupied, nonfarm nonresidential properties	2,883	470	—
Home equity lines of credit	2,004	2,004	—
Residential Mortgages secured by first liens	12,971	12,685	—
Residential Mortgages secured by junior liens	1,088	587	—
Other revolving credit plans	41	41	—
Automobile	55	55	—
Other consumer	734	734	—
Credit cards	—	—	42
Total	$39,845	$31,151	$42

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of June 30, 2026:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$644	$—
Owner-occupied, nonfarm nonresidential properties	5,491	—
Commercial and Industrial	125	4,086
Other construction loans and all land development and other land loans	3,946	—
Multifamily (5 or more) residential properties	645	—
Non-owner occupied, nonfarm nonresidential properties	4,412	—
Home equity lines of credit	957	—
Residential Mortgages secured by first liens	1,460	—
Residential Mortgages secured by junior liens	384	—
Total	$18,064	$4,086

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2025:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$312	$—
Owner-occupied, nonfarm nonresidential properties	2,542	—
Commercial and Industrial	373	3,045
Other construction loans and all land development and other land loans	3,633	—
Multifamily (5 or more) residential properties	799	—
Non-owner occupied, nonfarm nonresidential properties	2,413	—
Home equity lines of credit	1,011	—
Residential Mortgages secured by first liens	2,487	—
Residential Mortgages secured by junior liens	501	—
Total	$14,071	$3,045

The following table presents the aging of the amortized cost basis in past-due loans receivable as of June 30, 2026 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$339	$—	$606	$945	$25,328	$26,273
Owner-occupied, nonfarm nonresidential properties	4,324	764	2,749	7,837	639,999	647,836
Agricultural production and other loans to farmers	—	—	—	—	5,396	5,396
Loans to depository institutions	—	—	—	—	2,491	2,491
Commercial and Industrial	2,424	6,671	6,955	16,050	870,686	886,736
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	165,185	165,185
Other loans	—	—	—	—	58,720	58,720
Other construction loans and all land development and other land loans	2,832	303	1,559	4,694	433,635	438,329
Multifamily (5 or more) residential properties	—	107	645	752	623,944	624,696
Non-owner occupied, nonfarm nonresidential properties	—	539	340	879	1,343,812	1,344,691
1-4 Family Construction	—	—	—	—	34,599	34,599
Home equity lines of credit	1,457	1,025	874	3,356	262,042	265,398
Residential Mortgages secured by first liens	3,703	5,561	6,299	15,563	1,728,060	1,743,623
Residential Mortgages secured by junior liens	193	41	181	415	137,934	138,349
Other revolving credit plans	297	45	78	420	52,241	52,661
Automobile	84	59	181	324	14,660	14,984
Other consumer	330	283	293	906	47,795	48,701
Credit cards	200	204	26	430	14,407	14,837
Overdrafts	—	—	—	—	356	356
Total	$16,183	$15,602	$20,786	$52,571	$6,461,290	$6,513,861

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2025 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$—	$241	$241	$27,342	$27,583
Owner-occupied, nonfarm nonresidential properties	3,962	4,316	2,454	10,732	625,712	636,444
Agricultural production and other loans to farmers	—	—	—	—	5,989	5,989
Loans to depository institutions	—	—	—	—	2,439	2,439
Commercial and Industrial	975	1,376	6,715	9,066	769,912	778,978
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	171,486	171,486
Other loans	—	—	—	—	47,719	47,719
Other construction loans and all land development and other land loans	2,660	62	1,565	4,287	361,887	366,174
Multifamily (5 or more) residential properties	—	—	645	645	709,187	709,832
Non-owner occupied, nonfarm nonresidential properties	3,171	—	—	3,171	1,416,472	1,419,643
1-4 Family Construction	—	—	—	—	41,659	41,659
Home equity lines of credit	1,115	373	801	2,289	248,534	250,823
Residential Mortgages secured by first liens	13,304	8,450	7,935	29,689	1,733,382	1,763,071
Residential Mortgages secured by junior liens	281	538	198	1,017	139,773	140,790
Other revolving credit plans	78	34	21	133	48,820	48,953
Automobile	217	19	23	259	16,778	17,037
Other consumer	426	319	329	1,074	50,400	51,474
Credit cards	139	67	42	248	13,028	13,276
Overdrafts	—	—	—	—	370	370
Total	$26,328	$15,554	$20,969	$62,851	$6,430,889	$6,493,740

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

The following table presents the amortized cost basis of loans at June 30, 2026 that were both experiencing financial difficulty and modified during the three months ended June 30, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$700	$—	$—	$—	0.1%
Other construction loans and all land development and other land loans	—	5,235	—	—	—	1.2
Non-owner occupied, nonfarm nonresidential properties	—	—	10,115	—	—	0.8
Total	$—	$5,935	$10,115	$—	$—	0.2%

The following table presents the amortized cost basis of loans at June 30, 2026 that were both experiencing financial difficulty and modified during the six months ended June 30, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$700	$—	$—	$—	0.1%
Commercial and Industrial	—	—	131	—	—	—
Other construction loans and all land development and other land loans	—	5,235	—	—	—	1.2
Non-owner occupied, nonfarm nonresidential properties	—	—	10,115	—	—	0.8
Total	$—	$5,935	$10,246	$—	$—	0.2%

The Corporation had $46 thousand unfunded available credit to customers whose loan receivables are included in the previous tables for the three and six months ended June 30, 2026.

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

The Corporation had no unfunded available credit to customers whose loan receivables are included in the previous tables for the three and six months ended June 30, 2025.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified during the twelve months ended June 30, 2026:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$2,307	$—	$—	$—	$—
Commercial and Industrial	131	—	—	—	—
Other construction loans and all land development and other land loans	2,709	2,660	—	—	2,660
Multifamily (5 or more) residential properties	—	—	107	—	107
Non-owner occupied, nonfarm nonresidential properties	14,392	—	—	—	—
Residential Mortgages secured by first liens	200	—	—	—	—
Residential Mortgages secured by junior liens	384	—	—	—	—
Total	$20,123	$2,660	$107	$—	$2,767

The following table presents the performance of such loans that have been modified during the twelve months ended June 30, 2025:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$696	$—	$—	$—	$—
Commercial and Industrial	7,109	—	65	—	65
Other construction loans and all land development and other land loans	10,112	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	5,558	—	—	—	—
Total	$23,475	$—	$65	$—	$65

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2026:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Non-owner occupied, nonfarm nonresidential properties	$—	0.50	—%
Total	$—	0.50	—%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2026:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	1.00	—%
Non-owner occupied, nonfarm nonresidential properties	—	0.50	—
Total	$—	0.51	—%

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

There were no loans that had a payment default during the three months ended June 30, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

	June 30, 2026
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$20,968	$130	$5,175	$—	$5,305	$26,273
Owner-occupied, nonfarm nonresidential properties	613,918	1,668	32,250	—	33,918	647,836
Agricultural production and other loans to farmers	5,396	—	—	—	—	5,396
Loans to depository institutions	2,491	—	—	—	—	2,491
Commercial and Industrial	826,599	4,097	56,040	—	60,137	886,736
Obligations (other than securities and leases) of states and political subdivisions	165,185	—	—	—	—	165,185
Other loans	57,569	1,151	—	—	1,151	58,720
Other construction loans and all land development and other land loans	431,588	—	6,741	—	6,741	438,329
Multifamily (5 or more) residential properties	616,147	4,155	4,394	—	8,549	624,696
Non-owner occupied, nonfarm nonresidential properties	1,314,161	10,720	19,810	—	30,530	1,344,691
Total	$4,054,022	$21,921	$124,410	$—	$146,331	$4,200,353

	December 31, 2025
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$22,370	$—	$5,213	$—	$5,213	$27,583
Owner-occupied, nonfarm nonresidential properties	607,698	2,708	26,038	—	28,746	636,444
Agricultural production and other loans to farmers	5,989	—	—	—	—	5,989
Loans to depository institutions	2,439	—	—	—	—	2,439
Commercial and Industrial	714,190	5,960	58,828	—	64,788	778,978
Obligations (other than securities and leases) of states and political subdivisions	171,486	—	—	—	—	171,486
Other loans	46,569	1,150	—	—	1,150	47,719
Other construction loans and all land development and other land loans	362,193	—	3,981	—	3,981	366,174
Multifamily (5 or more) residential properties	699,736	3,432	6,664	—	10,096	709,832
Non-owner occupied, nonfarm nonresidential properties	1,390,810	10,788	18,045	—	28,833	1,419,643
Total	$4,023,480	$24,038	$118,769	$—	$142,807	$4,166,287

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of June 30, 2026. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$253	$3,708	$23	$738	$4,524	$11,387	$335	$—	$20,968
Special mention	—	—	130	—	—	—	—	—	130
Substandard	—	—	152	100	4,567	356	—	—	5,175
Total	$253	$3,708	$305	$838	$9,091	$11,743	$335	$—	$26,273
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$65,677	$72,631	$74,631	$67,715	$97,491	$215,203	$20,570	$—	$613,918
Special mention	27	48	—	222	230	750	391	—	1,668
Substandard	—	1,152	18,043	4,182	2,743	5,665	465	—	32,250
Total	$65,704	$73,831	$92,674	$72,119	$100,464	$221,618	$21,426	$—	$647,836
Current period gross write offs	$—	$—	$—	$—	$42	$5	$—	$—	$47

Agricultural production and other loans to farmers
Risk rating
Pass	$66	$11	$4,211	$376	$—	$15	$717	$—	$5,396
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$66	$11	$4,211	$376	$—	$15	$717	$—	$5,396
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans to depository institutions
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$2,491	$—	$2,491
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,491	$—	$2,491
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$139,181	$111,889	$95,716	$21,572	$60,237	$50,772	$347,232	$—	$826,599
Special mention	—	16	199	12	—	793	3,077	—	4,097
Substandard	132	1,496	389	4,742	11,169	1,895	36,217	—	56,040
Total	$139,313	$113,401	$96,304	$26,326	$71,406	$53,460	$386,526	$—	$886,736
Current period gross write offs	$—	$—	$37	$—	$2	$—	$71	$—	$110

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$5,673	$1,112	$6,157	$30,168	$17,628	$101,029	$3,418	$—	$165,185
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,673	$1,112	$6,157	$30,168	$17,628	$101,029	$3,418	$—	$165,185
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other loans
Risk rating
Pass	$12,086	$23,129	$605	$2,833	$11,486	$5,504	$1,926	$—	$57,569
Special mention	—	—	—	—	—	—	1,151	—	1,151
Substandard	—	—	—	—	—	—	—	—	—
Total	$12,086	$23,129	$605	$2,833	$11,486	$5,504	$3,077	$—	$58,720
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other construction loans and all land development and other land loans
Risk rating
Pass	$49,022	$158,815	$106,585	$53,179	$30,083	$5,491	$28,413	$—	$431,588
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,660	2,574	—	135	1,372	—	—	6,741
Total	$49,022	$161,475	$109,159	$53,179	$30,218	$6,863	$28,413	$—	$438,329
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$9,119	$122,654	$30,205	$89,237	$254,690	$109,138	$1,104	$—	$616,147
Special mention	—	—	—	—	886	3,269	—	—	4,155
Substandard	—	3,642	—	107	—	645	—	—	4,394
Total	$9,119	$126,296	$30,205	$89,344	$255,576	$113,052	$1,104	$—	$624,696
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$67,513	$163,857	$161,985	$188,630	$361,184	$359,616	$11,376	$—	$1,314,161
Special mention	—	10,112	—	—	203	—	405	—	10,720
Substandard	—	58	13,570	734	465	4,783	200	—	19,810
Total	$67,513	$174,027	$175,555	$189,364	$361,852	$364,399	$11,981	$—	$1,344,691
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

	June 30, 2026			December 31, 2025
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$34,599	$—	$34,599	$41,659	$—	$41,659
Home equity lines of credit	262,840	2,558	265,398	248,819	2,004	250,823
Residential Mortgages secured by first liens	1,731,327	12,296	1,743,623	1,750,100	12,971	1,763,071
Residential Mortgages secured by junior liens	137,354	995	138,349	139,702	1,088	140,790
Other revolving credit plans	52,562	99	52,661	48,912	41	48,953
Automobile	14,803	181	14,984	16,982	55	17,037
Other consumer	48,137	564	48,701	50,740	734	51,474
Total	$2,281,622	$16,693	$2,298,315	$2,296,914	$16,893	$2,313,807

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of June 30, 2026. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$8,547	$14,318	$8,170	$3,550	$—	$—	$14	$—	$34,599
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$8,547	$14,318	$8,170	$3,550	$—	$—	$14	$—	$34,599
Current period gross write offs	$—	$2	$—	$—	$—	$—	$—	$—	$2

Home equity lines of credit
Payment performance
Performing	$33,598	$71,385	$42,803	$24,790	$28,089	$46,131	$8,807	$7,237	$262,840
Nonperforming	—	—	—	—	—	32	35	2,491	2,558
Total	$33,598	$71,385	$42,803	$24,790	$28,089	$46,163	$8,842	$9,728	$265,398
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$76,167	$186,319	$176,156	$181,836	$335,827	$772,298	$2,724	$—	$1,731,327
Nonperforming	—	264	1,380	792	2,735	7,125	—	—	12,296
Total	$76,167	$186,583	$177,536	$182,628	$338,562	$779,423	$2,724	$—	$1,743,623
Current period gross write offs	$—	$—	$—	$871	$72	$1	$—	$—	$944

Residential mortgages secured by junior liens
Payment performance
Performing	$19,055	$25,395	$21,416	$22,691	$24,169	$22,891	$1,737	$—	$137,354
Nonperforming	—	384	42	175	43	292	59	—	995
Total	$19,055	$25,779	$21,458	$22,866	$24,212	$23,183	$1,796	$—	$138,349
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$5,391	$6,791	$6,312	$5,197	$6,270	$22,601	$—	$—	$52,562
Nonperforming	—	10	3	36	11	39	—	—	99
Total	$5,391	$6,801	$6,315	$5,233	$6,281	$22,640	$—	$—	$52,661
Current period gross write offs	$—	$—	$5	$—	$10	$38	$—	$—	$53

Automobile
Payment performance
Performing	$2,622	$4,006	$3,105	$2,857	$1,388	$825	$—	$—	$14,803
Nonperforming	8	67	43	42	21	—	—	—	181
Total	$2,630	$4,073	$3,148	$2,899	$1,409	$825	$—	$—	$14,984
Current period gross write offs	$—	$3	$11	$—	$26	$—	$—	$—	$40

Other consumer
Payment performance
Performing	$9,878	$16,155	$11,077	$5,030	$1,816	$4,181	$—	$—	$48,137
Nonperforming	2	147	164	116	67	68	—	—	564
Total	$9,880	$16,302	$11,241	$5,146	$1,883	$4,249	$—	$—	$48,701
Current period gross write offs	$—	$250	$377	$150	$51	$32	$—	$—	$860

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$18,062	$20,514	$3,043	$—	$—	$40	$—	$—	$41,659
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$18,062	$20,514	$3,043	$—	$—	$40	$—	$—	$41,659
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$73,131	$48,440	$27,018	$31,431	$10,894	$41,169	$10,387	$6,349	$248,819
Nonperforming	—	—	47	—	—	57	—	1,900	2,004
Total	$73,131	$48,440	$27,065	$31,431	$10,894	$41,226	$10,387	$8,249	$250,823
Current period gross write offs	$—	$—	$—	$—	$—	$70	$—	$—	$70

Residential mortgages secured by first lien
Payment performance
Performing	$175,742	$183,335	$192,874	$350,908	$277,658	$567,167	$2,416	$—	$1,750,100
Nonperforming	31	616	3,147	2,318	1,477	5,382	—	—	12,971
Total	$175,773	$183,951	$196,021	$353,226	$279,135	$572,549	$2,416	$—	$1,763,071
Current period gross write offs	$—	$—	$—	$300	$32	$20	$—	$—	$352

Residential mortgages secured by junior liens
Payment performance
Performing	$27,734	$31,840	$25,138	$26,987	$11,589	$15,252	$1,162	$—	$139,702
Nonperforming	501	44	133	31	111	210	58	—	1,088
Total	$28,235	$31,884	$25,271	$27,018	$11,700	$15,462	$1,220	$—	$140,790
Current period gross write offs	$260	$—	$—	$—	$—	$—	$—	$—	$260

Other revolving credit plans
Payment performance
Performing	$9,962	$4,754	$4,194	$6,642	$2,736	$20,470	$154	$—	$48,912
Nonperforming	—	4	2	4	5	26	—	—	41
Total	$9,962	$4,758	$4,196	$6,646	$2,741	$20,496	$154	$—	$48,953
Current period gross write offs	$—	$38	$4	$3	$7	$106	$—	$—	$158

Automobile
Payment performance
Performing	$5,071	$3,973	$4,780	$2,028	$342	$788	$—	$—	$16,982
Nonperforming	—	26	11	17	—	1	—	—	55
Total	$5,071	$3,999	$4,791	$2,045	$342	$789	$—	$—	$17,037
Current period gross write offs	$18	$11	$23	$—	$—	$—	$—	$—	$52

Other consumer
Payment performance
Performing	$21,250	$15,173	$6,872	$2,617	$1,166	$3,662	$—	$—	$50,740
Nonperforming	147	282	163	60	51	31	—	—	734
Total	$21,397	$15,455	$7,035	$2,677	$1,217	$3,693	$—	$—	$51,474
Current period gross write offs	$141	$1,068	$715	$188	$72	$15	$—	$—	$2,199

	June 30, 2026	December 31, 2025
Credit card
Payment performance
Performing	$14,811	$13,234
Nonperforming	26	42
Total	$14,837	$13,276
Current period gross write offs	$160	$502

Holiday's loan portfolio, included in other consumer loans above, is summarized as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Gross other consumer	$7,782	$12,746
Less: other consumer unearned discounts	(675)	(1,489)
Total other consumer loans, net of unearned discounts	$7,107	$11,257

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

Leases	Classification	June 30, 2026	December 31, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$39,596	$40,876
Finance lease assets	Finance lease right-of-use assets	17,161	17,417
Finance lease assets	Premises and equipment, net (1)	36	71
Total leased assets		$56,793	$58,364

Liabilities:
Operating lease liabilities	Operating lease liabilities	$42,687	$43,747
Finance lease liabilities	Accrued interest payable and other liabilities	18,004	18,051
Total leased liabilities		$60,691	$61,798
(1) Finance lease assets are recorded net of accumulated amortization of $1.2 million as of June 30, 2026 and $1.1 million as of December 31, 2025.

The components of the Corporation's net lease expense for the three and six months ended June 30, 2026 and 2025, respectively, were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2026	2025	2026	2025
Operating lease cost	Net occupancy expense	$1,047	$787	$2,094	$1,577
Variable lease cost	Net occupancy expense	85	36	161	85
Finance lease cost:
Amortization of leased assets	Net occupancy expense	146	137	292	284
Interest on lease liabilities	Interest expense - borrowed funds and finance lease liabilities	238	222	474	458
Sublease income (1)	Net occupancy expense	(26)	(25)	(54)	(51)
Net lease cost		$1,490	$1,157	$2,967	$2,353
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of June 30, 2026:

Maturity of Lease Liabilities as of June 30, 2026	Operating Leases (1)	Finance Leases	Total
2026	$1,850	$521	$2,371
2027	3,469	934	4,403
2028	3,357	978	4,335
2029	3,196	978	4,174
2030	3,156	978	4,134
After 2030	53,821	37,156	90,977
Total lease payments	68,849	41,545	110,394
Less: Interest	26,162	23,541	49,703
Present value of lease liabilities	$42,687	$18,004	$60,691
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised.

Lease terms and discount rates related to the Corporation's lease liabilities as of June 30, 2026 and December 31, 2025 were as follows:

Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	21.4	21.6
Finance leases	33.5	33.9

Weighted-average discount rate
Operating leases	4.38%	4.33%
Finance leases	5.32%	5.32%

Other information related to the Corporation's lease liabilities as of June 30, 2026 and 2025, respectively, was as follows:

Other Information	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$990	$575

7.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at June 30, 2026:

Time deposits maturing:
2026	$672,045
2027	403,910
2028	50,724
2029	10,096
2030	6,141
Thereafter	3,391
$1,146,307

Certificates of deposits of $250 thousand or more totaled $204.2 million and $194.3 million at June 30, 2026 and December 31, 2025, respectively.

The Corporation had $303.2 million in brokered deposits as of June 30, 2026 compared to $254.8 million at December 31, 2025. In addition, the Corporation had $916.2 million and $1.1 billion in reciprocal deposits at June 30, 2026 and December 31, 2025, respectively.

8.    BORROWINGS

At June 30, 2026 and December 31, 2025, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution that matures on May 30, 2027. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings under the line of credit at June 30, 2026 and December 31, 2025.

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

Total loans pledged to the FHLB at June 30, 2026, and December 31, 2025 were $3.1 billion and $3.6 billion, respectively. The Bank could obtain advances of up to approximately $1.6 billion from the FHLB at June 30, 2026 and $1.9 billion at December 31, 2025.

At June 30, 2026 and December 31, 2025, outstanding advances from the FHLB were as follows:

	June 30, 2026	December 31, 2025
Open Repo borrowing at an interest rate of 3.93% at June 30, 2026 and December 31, 2025, respectively. The maximum amount of the Open Repo borrowing available is $250,000.	$164,000	$164,000
Total	$164,000	$164,000

At June 30, 2026 and December 31, 2025, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $244.0 million and $260.1 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program. At June 30, 2026, the Bank had borrowing capacity through the Federal Reserve BIC program of $171.5 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At June 30, 2026, the Bank had pledged certain qualifying loans with an unpaid principal balance of $219.8 million and securities with a carrying value of $47.0 million as collateral.

At June 30, 2026 and December 31, 2025, the Bank had no borrowings from the Federal Reserve BIC program and discount window.

Other Borrowings

At June 30, 2026 and December 31, 2025, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based upon three-month London Interbank Offered Rate ("LIBOR") plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 5.48% at June 30, 2026 and 5.53% at December 31, 2025. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve's capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, and the provisions of Rule 506 of Regulation D thereunder. In June 2026, the Corporation redeemed $50.0 million aggregate principal amount of the notes, leaving $35.0 million outstanding as of June 30, 2026. The remaining notes will mature in June 2031, and initially bore interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026. Thereafter, interest on the outstanding notes resets quarterly at a rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve's capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were zero and $0.1 million as of June 30, 2026 and December 31, 2025, respectively.

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

Loans to principal officers, directors, and their affiliates during the three months ended June 30, 2026 were as follows:

Beginning balance	$39,948
New loans and advances	4,806
Effect of changes in composition of related parties	—
Repayments	(863)
Ending balance	$43,891

Loans to principal officers, directors, and their affiliates during the six months ended June 30, 2026 were as follows:

Beginning balance	$40,617
New loans and advances	5,038
Effect of changes in composition of related parties	309
Repayments	(2,073)
Ending balance	$43,891

Deposits from directors, executive officers, and their affiliates were $12.6 million and $13.3 million at June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 13, "Derivative Instruments," for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$117,229	$490,260	$137,684	$535,116
Unused lines of credit	52,784	1,078,120	71,368	1,049,890
Standby letters of credit	33,092	9,592	24,136	12,322

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	$1,266	$1,061	$1,152	$944
Provision for (reversal of) credit losses on unfunded loan commitments (1)	(66)	63	48	180
Ending balance	$1,200	$1,124	$1,200	$1,124
(1) Excludes provision for credit losses related to the loan portfolio.

Investments in Small Business Investment Corporation and Community Development Entities

The Corporation makes investments in limited partnerships, including certain small business investment corporations and community development entities. Capital contributions for investments in small business companies ("SBIC") and community development entities ("CDE"), reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of June 30, 2026 and December 31, 2025 were $26.9 million and $27.7 million, respectively. Unfunded capital commitments in investments in SBICs and CDEs totaled $7.8 million and $12.2 million as of June 30, 2026 and December 31, 2025, respectively. These investments are accounted for under the equity method of accounting.

Investments in Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of June 30, 2026 and December 31, 2025 were $13.5 million and $6.8 million, respectively. The related amortization for the three and six months ended June 30, 2026 was $989 thousand and $1.3 million, respectively, and for the three and six months ended June 30, 2025 was $277 thousand and $449 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of June 30, 2026 and December 31, 2025 were $7.1 million and $1.0 million, respectively.

Investments in Federal and State Rehabilitation/Historic Tax Credit

From time to time, the Corporation invests in certain limited partnerships that were formed to provide certain federal and state rehabilitation/historic tax credits. The carrying value of these investments, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of June 30, 2026 and December 31, 2025 were $1.3 million and $4.1 million, respectively. The investments recognized $2.9 million in refundable tax credit income and $2.7 million amortization expense for the three and six months ended June 30, 2026, reported in other non-interest income on the condensed consolidated statements of income. The investments do not have any related amortization expense for the three and six months ended June 30, 2025, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of June 30, 2026 and December 31, 2025 were $2.4 million and $3.2 million, respectively.

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

At June 30, 2026, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three and six months ended June 30, 2026 and 2025.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders' equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $1.0 million and $1.8 million for the three and six months ended June 30, 2026, respectively, and $645 thousand and $1.1 million for the three and six months ended June 30, 2025, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $218 thousand and $384 thousand for the three and six months ended June 30, 2026, respectively, and $135 thousand and $231 thousand for the three and six months ended June 30, 2025, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended June 30, 2026 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	310,295	$25.18
Granted	—	—
Forfeited	(9,057)	24.70
Vested	(431)	18.56
Unvested at end of period	300,807	$25.20

A summary of changes in time-based unvested restricted stock awards for the six months ended June 30, 2026 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	247,184	$22.50
Granted	170,302	27.70
Forfeited	(17,421)	24.74
Vested	(99,258)	22.83
Unvested at end of period	300,807	$25.20

As of June 30, 2026 and December 31, 2025, there was $6.4 million and $3.6 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2025 Stock Incentive Plan. The fair value of shares vested was $14 thousand and $2.7 million during the three and six months ended June 30, 2026, respectively and $9 thousand and $1.5 million during the three and six months ended June 30, 2025, respectively.

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

12.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2026 and 2025, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested time-based restricted stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$27,229	$12,881	$53,190	$23,287
Net earnings allocated to participating securities	(256)	(120)	(491)	(199)
Net earnings allocated to common stock	$26,973	$12,761	$52,699	$23,088
Distributed earnings allocated to common stock	$5,572	$3,756	$11,145	$7,487
Undistributed earnings allocated to common stock	21,401	9,005	41,554	15,601
Net earnings allocated to common stock	$26,973	$12,761	$52,699	$23,088
Weighted average common shares outstanding, including shares considered participating securities	29,627	21,053	29,602	21,018
Less: Average participating securities	(273)	(172)	(266)	(144)
Weighted average shares	29,354	20,881	29,336	20,874
Basic earnings per common share	$0.92	$0.61	$1.80	$1.11
Diluted earnings per common share computation:
Net earnings allocated to common stock	$26,973	$12,761	$52,699	$23,088
Weighted average common shares outstanding for basic earnings per common share	29,354	20,881	29,336	20,874
Add: Dilutive effect of stock compensation	138	72	130	65
Weighted average shares and dilutive potential common shares	29,492	20,953	29,466	20,939
Diluted earnings per common share	$0.91	$0.61	$1.79	$1.10

13.    DERIVATIVE INSTRUMENTS

As of June 30, 2026 and December 31, 2025, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

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

The Corporation pledged cash collateral to another financial institution with a balance of $13 thousand as of June 30, 2026 and $1.3 million as of December 31, 2025. This balance is included in cash and cash equivalents due from banks on the condensed consolidated balance sheets. The Corporation received cash collateral from another financial institution with a balance $3.6 million as of June 30, 2026 and $2.6 million balance as of December 31, 2025. This balance is included in interest bearing deposits on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation's condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025:

		Fair Value
	Notional Amount	Asset		Liability
June 30, 2026	$169,848	$4,707	(a)	$4,707	(b)
December 31, 2025	$181,171	$5,873	(a)	$5,873	(b)

(a)Reported in accrued interest receivable and other assets within the condensed consolidated balance sheets.
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

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institutions related to loans in which the Corporation is a participant in. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $64.5 million as of June 30, 2026 and $53.1 million as of December 31, 2025.

The Corporation entered into RPA swaps with other financial institutions related to loans in which the Corporation is a participant out. The RPA provides credit protection to the Corporation should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $36.3 million as of June 30, 2026 and $28.7 million as of December 31, 2025.

The fair value of the RPAs swaps was $12 thousand and $18 thousand as of June 30, 2026 and December 31, 2025, respectively, and is reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2026 and December 31, 2025:

		Fair Value Measurements at June 30, 2026 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$96,385	$66,755	$29,630	$—
State & political subdivisions	84,595	—	84,595	—
Agency residential & multi-family mortgage	475,080	—	475,080	—
Corporate notes & bonds	30,164	—	30,164	—
Pooled SBA	6,289	—	6,289	—
Total Securities Available-For-Sale	$692,513	$66,755	$625,758	$—
Interest Rate swaps	$4,707	$—	$4,707	$—
Equity Securities:
Corporate equity securities	$5,007	$5,007	$—	$—
Mutual funds	4,358	4,358	—	—
Money market funds	417	417	—	—
Corporate notes	1,900	—	1,900	—
Total Equity Securities	$11,682	$9,782	$1,900	$—
Liabilities:
Interest Rate Swaps	$(4,707)	$—	$(4,707)	$—

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$113,095	$88,113	$24,982	$—
State & political subdivisions	87,848	—	87,848	—
Agency residential & multi-family mortgage	328,247	—	328,247	—
Corporate notes & bonds	47,940	—	47,940	—
Pooled SBA	7,200	—	7,200	—
Total Securities Available-For-Sale	$584,330	$88,113	$496,217	$—
Interest Rate swaps	$5,873	$—	$5,873	$—
Equity Securities:
Corporate equity securities	$4,745	$4,745	$—	$—
Mutual funds	3,792	3,792	—	—
Money market funds	245	245	—	—
Corporate notes	2,083	—	2,083	—
Total Equity Securities	$10,865	$8,782	$2,083	$—
Liabilities:
Interest Rate Swaps	$(5,873)	$—	$(5,873)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2026 and December 31, 2025:

		Fair Value Measurements at June 30, 2026 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$253	$—	$—	$253
Owner-occupied, nonfarm nonresidential properties	5,122	—	—	5,122
Commercial and industrial	3,826	—	—	3,826
Other construction loans and all land development loans and other land loans	3,010	—	—	3,010
Multifamily (5 or more) residential properties	488	—	—	488
Non-owner occupied, nonfarm nonresidential properties	3,246	—	—	3,246
Home equity lines of credit	965	—	—	965
Residential Mortgages secured by first liens	1,389	—	—	1,389
Residential Mortgages secured by junior liens	384	—	—	384
Total collateral-dependent loans receivable:	$18,683	$—	$—	$18,683

		Fair Value Measurements at December 31, 2025 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$313	$—	$—	$313
Owner-occupied, nonfarm nonresidential properties	2,192	—	—	2,192
Commercial and industrial	3,207	—	—	3,207
Other construction loans and all land development loans and other land loans	2,608	—	—	2,608
Multifamily (5 or more) residential properties	654	—	—	654
Non-owner occupied, nonfarm nonresidential properties	1,305	—	—	1,305
Home equity lines of credit	1,011	—	—	1,011
Residential Mortgages secured by first liens	2,387	—	—	2,387
Residential Mortgages secured by junior liens	437	—	—	437
Total collateral-dependent loans receivable:	$14,114	$—	$—	$14,114

A loan is considered to be a collateral dependent loan when, based on current information and events, the Corporation expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Corporation has determined that the borrower is experiencing financial difficulty as of the measurement date. The allowance for credit losses is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan's collateral. For real estate loans, fair value of the loan's collateral is determined by third-party appraisals, which is then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Corporation reviews the third-party appraisal for appropriateness and may adjust the value downward to consider selling and closing costs. For non-real estate loans, fair value of the loan's collateral may be determined using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2026:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$253	Valuation of third party appraisal on underlying collateral	Loss severity rates	27%-58% (46%)
Owner-occupied, nonfarm nonresidential properties	5,122	Valuation of third party appraisal on underlying collateral	Loss severity rates	24%-87% (34%)
Commercial and industrial	3,826	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-100% (43%)
Other construction loans and all land development loans and other land loans	3,010	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-42% (39%)
Multifamily (5 or more) residential properties	488	Valuation of third party appraisal on underlying collateral	Loss severity rates	32% (32%)
Non-owner occupied, nonfarm nonresidential	3,246	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-87% (56%)
Home equity lines of credit	965	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-22% (17%)
Residential Mortgages secured by first liens	1,389	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-49% (23%)
Residential mortgages secured by junior liens	384	Valuation of third party appraisal on underlying collateral	Loss severity rates	17% (17%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2025:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$313	Valuation of third party appraisal on underlying collateral	Loss severity rates	27% (27%)
Owner-occupied, nonfarm nonresidential properties	2,192	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-100% (50%)
Commercial and industrial	3,207	Valuation of third party appraisal on underlying collateral	Loss severity rates	10%-100% (33%)
Other construction loans and all land development loans and other land loans	2,608	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-38% (36%)
Multifamily (5 or more) residential properties	654	Valuation of third party appraisal on underlying collateral	Loss severity rates	27%-32% (31%)
Non-owner occupied, nonfarm nonresidential	1,305	Valuation of third party appraisal on underlying collateral	Loss severity rates	87% (87%)
Home equity lines of credit	1,011	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-22% (17%)
Residential mortgages secured by first liens	2,387	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-60% (28%)
Residential mortgages secured by junior liens	437	Valuation of third party appraisal on underlying collateral	Loss severity rates	17% (17%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2026:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$458,439	$458,439	$—	$—	$458,439
Debt securities available-for-sale	692,513	66,755	625,758	—	692,513
Debt securities held-to-maturity	203,049	43,871	146,650	—	190,521
Equity securities	11,682	9,782	1,900	—	11,682
Loans held for sale	1,855	—	1,938	—	1,938
Net loans receivable	6,446,406	—	—	6,509,509	6,509,509
FHLB and other restricted stock holdings and investments	77,420	n/a	n/a	n/a	n/a
Interest rate swaps	4,707	—	4,707	—	4,707
Accrued interest receivable	33,117	797	3,308	29,012	33,117
LIABILITIES
Deposits	$(7,080,464)	$(5,934,157)	$(1,139,746)	$—	$(7,073,903)
Short-term borrowings	(164,000)	—	(163,607)	—	(163,607)
Subordinated notes and debentures	(55,620)	—	(55,620)	—	(55,620)
Deposits held for sale	(81,303)	(63,201)	(17,998)	—	(81,199)
Interest rate swaps	(4,707)	—	(4,707)	—	(4,707)
Accrued interest payable	(10,370)	—	(10,370)	—	(10,370)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2025:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$527,896	$527,896	$—	$—	$527,896
Debt securities available-for-sale	584,330	88,113	496,217	—	584,330
Debt securities held-to-maturity	242,138	58,483	171,211	—	229,694
Equity securities	10,865	8,782	2,083	—	10,865
Loans held for sale	2,517	—	2,506	—	2,506
Net loans receivable	6,426,685	—	—	6,444,201	6,444,201
FHLB and other restricted stock holdings and investments	58,547	n/a	n/a	n/a	n/a
Interest rate swaps	5,873	—	5,873	—	5,873
Accrued interest receivable	34,324	1,078	2,911	30,335	34,324
LIABILITIES
Deposits	$(7,027,109)	$(5,929,321)	$(1,094,998)	$—	$(7,024,319)
Short-term borrowings	(164,000)	—	(164,145)	—	(164,145)
Subordinated notes and debentures	(105,494)	—	(119,450)	—	(119,450)
Deposits held for sale	(88,119)	(70,524)	(17,550)	—	(88,074)
Interest rate swaps	(5,873)	—	(5,873)	—	(5,873)
Accrued interest payable	(7,324)	—	(7,324)	—	(7,324)

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

Information reported internally for performance assessment by the CODM follows, including reconciliation to the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans including fees
Interest and fees on loans	$102,336	$75,408	$203,663	$147,787
Investment securities	13,320	10,363	24,031	20,363
Total interest and dividend income	115,656	85,771	227,694	168,150
Interest Expense:
Deposits	36,454	32,276	72,421	64,910
Borrowed funds and finance lease liabilities	2,858	1,298	5,606	2,612
Total interest expense	39,312	33,574	78,027	67,522
NET INTEREST INCOME	76,344	52,197	149,667	100,628
PROVISION FOR CREDIT LOSS EXPENSE	1,777	4,338	2,775	5,894
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	74,567	47,859	146,892	94,734
NON-INTEREST INCOME:
Service charges on deposit accounts	2,010	1,656	4,044	3,370
Other service charges and fees	417	427	839	937
Wealth and asset management fees	2,728	2,109	5,085	3,905
Net realized and unrealized gains on securities	707	567	949	318
Mortgage banking	269	172	610	268
Bank owned life insurance	1,167	976	2,153	1,736
Card processing and interchange income	2,804	2,278	5,390	4,385
Other non-interest income	1,200	823	2,230	2,596
Total non-interest income	11,302	9,008	21,300	17,515
NON-INTEREST EXPENSES:
Salaries	16,675	12,933	33,619	26,659
Incentive	(153)	1,527	1,736	3,295
Benefits	6,190	4,888	12,340	9,958
Net occupancy expense	5,085	4,032	10,534	8,070
Amortization of core deposit intangible	1,016	16	2,021	33
Technology expense	7,205	5,462	14,386	10,840
State and local taxes	2,046	1,301	2,867	2,593
Legal, professional and examination fees	1,718	997	2,490	1,846
Advertising	728	556	1,516	1,070
FDIC insurance	1,021	937	1,828	1,922
Card processing and interchange expenses	1,470	1,253	2,977	2,413
Merger and integration costs	—	357	—	1,886
Other non-interest expenses	7,707	5,358	13,581	10,070
Total non-interest expenses	50,708	39,617	99,895	80,655
INCOME BEFORE INCOME TAXES	35,161	17,250	68,297	31,594
INCOME TAX EXPENSE	6,857	3,294	12,957	6,157
SEGMENT NET INCOME	$28,304	$13,956	$55,340	$25,437

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

The following discussion should be read in conjunction with the Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the 2025 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the full year ending December 31, 2026, or any future period.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $458.4 million at June 30, 2026, including additional excess liquidity of $364.8 million held at the Federal Reserve, compared to $527.9 million at December 31, 2025. These excess funds, when combined with collective contingent liquidity resources of $6.0 billion including (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 4.8 times the estimated amount of adjusted uninsured deposit balances.

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

SECURITIES

AFS debt securities and equity securities combined totaled $704.2 million and $595.2 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the total balance of investments classified as HTM debt securities was $203.0 million compared to $242.1 million at December 31, 2025.

The Corporation's objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 4, "Securities," to the condensed consolidated financial statements provides more detail concerning the composition of the Corporation's securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of June 30, 2026. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	June 30, 2026
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$1,320	3.54%	$18,772	3.62%	$76,293	4.21%	$—	—%	$96,385	4.09%
State and Political Subdivisions	7,096	2.35	43,596	2.09	22,393	2.55	11,510	2.33	84,595	2.27
Agency residential and multi-family mortgage	22	1.86	8,512	2.54	12,091	1.42	454,455	3.85	475,080	3.76
Corporate notes and bonds	2,934	4.39	10,172	7.11	17,058	5.00	—	—	30,164	5.65
Pooled SBA	—	—	1,056	3.90	4,324	2.24	909	2.11	6,289	2.50
Total	$11,372	3.01%	$82,108	3.13%	$132,159	3.71%	$466,874	3.81%	$692,513	3.69%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of June 30, 2026:

	June 30, 2026
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$72,616	1.57%	$60,920	1.69%	$8,981	2.27%	$—	—%	$142,517	1.67%
Agency residential and multi-family mortgage	69	3.06	0	0.00	3,909	2.84	56,554	2.61	60,532	2.63
Total	$72,685	1.57%	$60,920	1.69%	$12,890	2.44%	$56,554	2.61%	$203,049	1.96%

The following table summarizes the weighted average modified duration of AFS securities as of June 30, 2026:

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	5.31
State and Political Subdivisions	3.61
Agency residential and multi-family mortgage	4.54
Corporate notes and bonds	4.78
Pooled SBA	2.80
Total	4.49

The following table summarizes the weighted average modified duration of securities HTM as of June 30, 2026:

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	1.79
Agency residential and multi-family mortgage	4.00
Total	2.60

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

Excluding $93.9 million of syndicated loan balances, total loans were $6.4 billion as of June 30, 2026. Organic loans decreased $2.9 million, or 0.05% year to date decrease (0.09% annualized), from December 31, 2025. The decrease in loans for the six months ended June 30, 2026 compared to December 31, 2025 was primarily driven by an increased level of commercial real estate ("CRE") loan prepayments, including full repayments of $71.4 million of CRE loans acquired in 2025 as a result of the ESSA acquisition, and a full payoff of $40.0 million of the Corporation’s largest office building loan related to a CRE property in the BankOnBuffalo division.

At June 30, 2026, the Corporation's condensed consolidated balance sheet reflected an increase in syndicated lending balances of $23.1 million compared to December 31, 2025. The syndicated loan portfolio totaled $93.9 million, or 1.44% of total loans, at June 30, 2026, compared to $70.8 million, or 1.09% of total loans at December 31, 2025. The Corporation continues to focus on evaluating the level and composition of its syndicated loan portfolio to ensure it continues to provide strong credit quality, profitable use of excess liquidity, while complementing the Corporation’s loan growth from its in-market customer relationships. The Corporation’s portfolio of syndicated credits includes only commercial and industrial loans and no CRE exposure.

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

At June 30, 2026, the Corporation had the following key metrics related to its office, hospitality, and multifamily portfolios with such metrics including the impact on the respective portfolios of loans acquired during the third quarter of 2025 in the ESSA acquisition, as well as notable early payoffs of larger CRE credits occurring in the first quarter of 2026 as previously noted:

•Commercial office loans:
◦There were 140 outstanding loans, totaling $126.3 million, or 1.94% of total loans outstanding;
◦There were two nonaccrual commercial office loans that totaled $2.1 million, or 1.64% of total commercial office loans outstanding;
◦There was one past-due commercial office loan that totaled $204 thousand, or 0.16% of the total commercial office loans outstanding; and
◦The average outstanding balance per commercial office loan was $902 thousand.

•Commercial hospitality loans:
◦There were 150 outstanding loans, totaling $357.1 million, or 5.48% of total loans outstanding;
◦There were no nonaccrual commercial hospitality loans;
◦There were no past-due commercial hospitality loans; and
◦The average outstanding balance per commercial hospitality loan was $2.4 million.

•Commercial multifamily loans:
◦There were 342 outstanding loans, totaling $547.1 million, or 8.40% of total loans outstanding;
◦There were two nonaccrual commercial multifamily loans that totaled $751 thousand, or 0.14% of total multifamily loans outstanding;
◦There were two past-due commercial multifamily loans that totaled $751 thousand, or 0.14% of total multifamily loans outstanding; and
◦The average outstanding balance per commercial multifamily loan was $1.6 million.

The following table summarizes the geographic region (based upon metropolitan statistical areas) in which the commercial office, hospitality and multifamily loans were originated as of June 30, 2026:

June 30, 2026
Commercial Office
Geographic Region:
Cleveland, OH	24.45%
Allentown-Bethlehem-Easton, PA	9.91
Buffalo, NY	8.89
Cincinnati, OH	8.55
State College-DuBois, PA	4.67
All other geographical regions	43.53
Total Commercial Office	100.00%

Commercial Hospitality
Geographic Region:
Buffalo, NY	15.17%
Columbus, OH	13.34
Pittsburgh, PA	13.27
Cleveland, OH	9.52
Roanoke, VA	6.79
All other geographical regions	41.91
Total Commercial Hospitality	100.00%

Commercial Multifamily
Geographic Region:
Cleveland, OH	24.81%
Buffalo, NY	17.63
Allentown-Bethlehem-Easton, PA	15.22
Philadelphia, PA	11.49
Columbus, OH	8.72
All other geographical regions	22.13
Total Commercial Multifamily	100.00%

As of June 30, 2026, the Corporation had no commercial office, hospitality or multifamily loan relationships considered by the banking regulators to be high volatility commercial real estate ("HVCRE") credits.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at June 30, 2026. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	June 30, 2026
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$660	$3,202	$4,832	$—	$8,694
Owner-occupied, nonfarm nonresidential properties	9,880	48,061	37,831	2,001	97,773
Agricultural production and other loans to farmers	—	30	—	—	30
Loans to depository institutions	—	—	—	—	—
Commercial and Industrial	34,592	204,721	97,730	37,352	374,395
Obligations (other than securities and leases) of states and political subdivisions	6,227	15,036	99,195	9,750	130,208
Other loans	19	807	46,529	510	47,865
Other construction loans and all land development and other land loans (1)	26,113	58,862	7,166	5,501	97,642
Multifamily (5 or more) residential properties	42,529	139,286	15,558	7,108	204,481
Non-owner occupied, nonfarm nonresidential properties	112,195	225,841	93,014	144	431,194
1-4 Family Construction (1)	2,186	993	—	4,213	7,392
Home equity lines of credit	1	165	752	30,827	31,745
Residential Mortgages secured by first liens	8,965	57,914	324,733	561,595	953,207
Residential Mortgages secured by junior liens	338	10,556	87,728	25,759	124,381
Other revolving credit plans	6	3	4	—	13
Automobile	410	12,309	2,265	—	14,984
Other consumer	4,725	22,622	8,864	12,027	48,238
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$248,846	$800,408	$826,201	$696,787	$2,572,242

Loans Receivable with Variable or Floating Interest Rate
Farmland	$3,608	$1,313	$6,711	$5,947	$17,579
Owner-occupied, nonfarm nonresidential properties	66,680	78,851	354,848	49,684	550,063
Agricultural production and other loans to farmers	796	369	4,201	—	5,366
Loans to depository institutions	2,491	—	—	—	2,491
Commercial and Industrial	345,031	82,973	78,550	5,787	512,341
Obligations (other than securities and leases) of states and political subdivisions	3,293	2,889	13,868	14,927	34,977
Other loans	2,761	682	7,412	—	10,855
Other construction loans and all land development and other land loans (1)	116,828	124,880	58,379	40,600	340,687
Multifamily (5 or more) residential properties	63,869	80,376	270,252	5,718	420,215
Non-owner occupied, nonfarm nonresidential properties	109,956	271,771	473,669	58,101	913,497
1-4 Family Construction (1)	14,316	10,048	2,506	337	27,207
Home equity lines of credit	8,611	8,185	35,208	181,649	233,653
Residential Mortgages secured by first liens	12,941	33,361	140,715	603,399	790,416
Residential Mortgages secured by junior liens	1,368	1,338	9,773	1,489	13,968
Other revolving credit plans	4,500	2,603	44,246	1,299	52,648
Automobile	—	—	—	—	—
Other consumer	203	103	102	55	463
Credit cards	14,837	—	—	—	14,837
Overdrafts	356	—	—	—	356
Total	$772,445	$699,742	$1,500,440	$968,992	$3,941,619
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At June 30, 2026, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Nonaccrual loans	$54,842	$39,845
Accrual loans greater than 90 days past due	27	42
Total nonperforming loans	54,869	39,887
Other real estate owned	3,554	2,280
Total nonperforming assets	$58,423	$42,167
Total loans receivable	$6,513,861	$6,493,740
Nonaccrual loans as a percentage of total loans receivable	0.84%	0.61%
Total assets	$8,432,169	$8,396,435
Nonperforming assets as a percentage of total assets	0.69%	0.50%
Allowance for credit losses on loans receivable	$67,455	$67,055
Allowance for credit losses / Total loans	1.04%	1.03%
Ratio of allowance for credit losses to nonaccrual loans	123.00%	168.29%

Total nonperforming assets were $58.4 million, or 0.69% of total assets, as of June 30, 2026, compared to $42.2 million, or 0.50% of total assets, as of December 31, 2025. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 123.00% at June 30, 2026, compared to 168.29% at December 31, 2025. The increase in nonperforming assets for the six months ended June 30, 2026, compared to December 31, 2025 was primarily driven by two commercial relationships.

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

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at June 30, 2026 and December 31, 2025; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	June 30, 2026
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$238	0.40%	$26,273	0.91%
Owner-occupied, nonfarm nonresidential properties	6,042	9.95	647,836	0.93
Agricultural production and other loans to farmers	32	0.08	5,396	0.59
Loans to depository institutions	16	0.04	2,491	0.64
Commercial and Industrial	13,005	13.61	886,736	1.47
Obligations (other than securities and leases) of states and political subdivisions	1,702	2.54	165,185	1.03
Other loans	485	0.90	58,720	0.83
Other construction loans and all land development and other land loans	4,327	6.73	438,329	0.99
Multifamily (5 or more) residential properties	3,596	9.59	624,696	0.58
Non-owner occupied, nonfarm nonresidential properties	13,352	20.64	1,344,691	0.99
1-4 Family Construction	268	0.53	34,599	0.77
Home equity lines of credit	1,814	4.07	265,398	0.68
Residential Mortgages secured by first liens	15,509	26.77	1,743,623	0.89
Residential Mortgages secured by junior liens	1,722	2.12	138,349	1.24
Other revolving credit plans	1,490	0.81	52,661	2.83
Automobile	175	0.23	14,984	1.17
Other consumer	3,108	0.75	48,701	6.38
Credit cards	218	0.23	14,837	1.47
Overdrafts	356	0.01	356	100.00
Total	$67,455	100.00%	$6,513,861	1.04%

	December 31, 2025
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$162	0.43%	$27,583	0.59%
Owner-occupied, nonfarm nonresidential properties	6,176	9.80	636,444	0.97
Agricultural production and other loans to farmers	37	0.09	5,989	0.62
Loans to depository institutions	20	0.04	2,439	0.82
Commercial and Industrial	9,360	12.00	778,978	1.20
Obligations (other than securities and leases) of states and political subdivisions	1,823	2.64	171,486	1.06
Other loans	454	0.74	47,719	0.95
Other construction loans and all land development and other land loans	4,366	5.64	366,174	1.19
Multifamily (5 or more) residential properties	4,314	10.93	709,832	0.61
Non-owner occupied, nonfarm nonresidential properties	15,467	21.86	1,419,643	1.09
1-4 Family Construction	350	0.64	41,659	0.84
Home equity lines of credit	1,884	3.86	250,823	0.75
Residential Mortgages secured by first liens	15,910	27.15	1,763,071	0.90
Residential Mortgages secured by junior liens	1,732	2.17	140,790	1.23
Other revolving credit plans	1,222	0.75	48,953	2.50
Automobile	207	0.26	17,037	1.22
Other consumer	3,056	0.79	51,474	5.94
Credit cards	146	0.20	13,276	1.10
Overdrafts	369	0.01	370	99.73
Total	$67,055	100.00%	$6,493,740	1.03%

The allowance for credit losses measured as a percentage of total loans receivable was 1.04% as of June 30, 2026 and 1.03% as of December 31, 2025.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the six months ended June 30, 2026, the allowance for credit losses increased $400 thousand, primarily driven by growth in the Corporation's loan portfolio. Significant uncertainty persists in the domestic and global economic environment due to changes in U.S. tariffs and related actions by U.S. trading partners, elevated interest rates, inflationary pressures, fluctuating consumer confidence, and geopolitical events. The Corporation continues to monitor these conditions and other economic factors that may affect the financial strength of corporate and consumer borrowers, and management will update its estimate of expected credit losses as additional information becomes available.

Note 5, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of June 30, 2026 and December 31, 2025.

Additional information related to provision for credit loss expense and net charge-offs and recoveries for the three and six months ended June 30, 2026 and 2025 is presented in the tables below.

	Three Months Ended June 30, 2026
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$77	$—	$26,572	—%
Owner-occupied, nonfarm nonresidential properties	(136)	17	635,424	0.01
Agricultural production and other loans to farmers	(6)	—	5,805	—
Loans to depository institutions	16	—	1,228	—
Commercial and Industrial	2,857	—	839,712	—
Obligations (other than securities and leases) of states and political subdivisions	(68)	—	171,720	—
Other loans	31	—	50,101	—
Other construction loans and all land development and other land loans	(381)	—	434,511	—
Multifamily (5 or more) residential properties	(565)	—	634,790	—
Non-owner occupied, nonfarm nonresidential properties	(1,653)	—	1,356,631	—
1-4 Family Construction	(9)	(2)	32,997	(0.02)
Home equity lines of credit	(283)	—	262,412	—
Residential Mortgages secured by first liens	1,007	(860)	1,740,991	(0.20)
Residential Mortgages secured by junior liens	139	—	135,317	—
Other revolving credit plans	97	(21)	52,343	(0.16)
Automobile	6	(37)	16,097	(0.92)
Other consumer	378	(357)	48,563	(2.95)
Credit cards	89	(65)	16,204	(1.61)
Overdrafts	247	(118)	238	(198.86)
Total	$1,843	$(1,443)	$6,461,656	(0.09)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Six Months Ended June 30, 2026
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$76	$—	$26,903	—%
Owner-occupied, nonfarm nonresidential properties	(104)	(30)	634,133	(0.01)
Agricultural production and other loans to farmers	(5)	—	5,912	—
Loans to depository institutions	(4)	—	1,392	—
Commercial and Industrial	3,708	(63)	817,337	(0.02)
Obligations (other than securities and leases) of states and political subdivisions	(121)	—	171,048	—
Other loans	31	—	49,267	—
Other construction loans and all land development and other land loans	(39)	—	418,648	—
Multifamily (5 or more) residential properties	(718)	—	663,435	—
Non-owner occupied, nonfarm nonresidential properties	(2,118)	3	1,370,420	—
1-4 Family Construction	(80)	(2)	35,934	(0.01)
Home equity lines of credit	(70)	—	258,657	—
Residential Mortgages secured by first liens	530	(931)	1,746,339	(0.11)
Residential Mortgages secured by junior liens	(10)	—	137,504	—
Other revolving credit plans	296	(28)	51,016	(0.11)
Automobile	5	(37)	16,437	(0.45)
Other consumer	877	(825)	49,647	(3.35)
Credit cards	220	(148)	15,485	(1.93)
Overdrafts	253	(266)	252	(212.86)
Total	$2,727	$(2,327)	$6,469,766	(0.07)%
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

Provision for credit losses was $1.8 million and $2.8 million for the three and six months ended June 30, 2026, respectively, compared to $4.3 million and $5.9 million for the three and six months ended June 30, 2025, respectively. The decrease in provision for credit losses was primarily due to two previously disclosed commercial real estate charge-offs recognized during the three and six months ended June 30, 2025. In addition, included in the provision for credit losses for the three and six months ended June 30, 2026 was a reversal of $66 thousand and a provision of $48 thousand, respectively, related to the allowance for unfunded commitments compared to provisions of $63 thousand and $180 thousand, respectively, related to the allowance for unfunded commitments for the three and six months ended June 30, 2025.

DEPOSITS

The Corporation's sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	June 30, 2026	Percent of Deposits in Each Category to Total Deposits	December 31, 2025	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2026 vs. 2025
Demand, non-interest-bearing	$1,147,907	16.21%	$1,092,076	15.54%	5.1%
Demand, interest-bearing	1,023,540	14.46	1,014,606	14.44	0.9
Savings deposits	3,762,710	53.14	3,822,639	54.40	(1.6)
Time deposits	1,146,307	16.19	1,097,788	15.62	4.4
Total deposits	$7,080,464	100.00%	$7,027,109	100.00%	0.8%

At June 30, 2026, total deposits were $7.1 billion. Including $81.3 million in deposits classified as held for sale, organic deposit growth for the year totaled $46.5 million, or 0.65%, from December 31, 2025. The second quarter of 2026 included the exit of a higher cost municipal deposit relationship totaling approximately $140.0 million, with an average interest cost of 3.49%. Excluding the impact of this exit, total deposits increased approximately $186.5 million or 2.62% (5.29% annualized), compared to December 31, 2025. The increase in organic deposit balances as of June 30, 2026, compared to December 31, 2025, was driven primarily by expanded Treasury Management activity among municipal deposit relationships, supplemented by growth in corporate and wholesale deposits.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended June 30,
	2026		2025
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, non-interest-bearing	$1,153,386	—%	$829,328	—%
Demand, interest-bearing	1,046,730	0.92	707,932	0.97
Savings deposits	3,815,404	2.50	3,107,520	3.01
Time deposits	1,169,220	3.52	743,280	3.92
Total	$7,184,740		$5,388,060

	Six Months Ended June 30,
	2026		2025
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, non-interest-bearing	$1,139,738	—%	$821,927	—%
Demand, interest-bearing	1,031,265	0.93	706,412	0.93
Savings deposits	3,817,599	2.51	3,119,542	3.05
Time deposits	1,139,765	3.56	740,719	3.96
Total	$7,128,367		$5,388,600

The following table presents additional information about our June 30, 2026 and December 31, 2025 deposits:

	June 30, 2026	December 31, 2025
Time deposits not covered by deposit insurance	$76,670	$75,807
Total deposits not covered by deposit insurance	2,070,983	2,006,055

At June 30, 2026, the total estimated uninsured deposits for the Bank were approximately $2.1 billion, or approximately 28.83% of total Bank deposits. However, when excluding $21.2 million of affiliate company deposits and $704.2 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $1.3 billion, or approximately 18.73% of total Bank deposits as of June 30, 2026.

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

Scheduled maturities of time deposits not covered by deposit insurance at June 30, 2026 were as follows:

June 30, 2026
3 months or less	$21,934
Over 3 through 6 months	12,504
Over 6 through 12 months	22,474
Over 12 months	19,758
Total	$76,670

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

The Corporation's expected material cash requirements for the twelve months ended June 30, 2027 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses, and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as by maintaining access to wholesale funding sources.

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

At June 30, 2026, the Corporation's cash and cash equivalents position was approximately $458.4 million, including liquidity of $364.8 million held at the Federal Reserve. These excess funds, when combined with $6.0 billion in (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 4.8 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of June 30, 2026:

Net Available
FHLB borrowing capacity (1)	$1,590,940
Federal Reserve borrowing capacity (2)	407,918
Brokered deposits (3)	2,595,667
Other third-party funding channels (3) (4)	1,442,228
Total net available liquidity and borrowing capacity	$6,036,753
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window and BIC program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of June 30, 2026, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business, the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to condensed consolidated financial statements elsewhere in this report for the expected timing of such payments as of June 30, 2026. The Corporation's material contractual obligations as of June 30, 2026 consisted of (i) long-term borrowings - Note 8, "Borrowings," (ii) operating leases - Note 6, "Leases," (iii) time deposits with stated maturity dates - Note 7, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 10, "Off-Balance Sheet Commitments and Contingencies."

Shareholders' Equity, Capital Ratios and Metrics

As of June 30, 2026, the Corporation's total shareholders' equity was $909.4 million, representing an increase of $37.3 million, or 4.28%, from December 31, 2025, primarily driven by growth in retained earnings, net of the payment of common and preferred stock dividends, partially offset by an increase in accumulated other comprehensive loss.

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

As of June 30, 2026, all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation's capital ratios and book value per common share at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Total risk-based ratio (1)	14.53%	14.78%
Tier 1 risk-based ratio	13.23%	12.65%
Common equity tier 1 ratio	12.02%	11.44%
Tier 1 leverage ratio	10.19%	9.87%
Common shareholders' equity/total assets	10.10%	9.70%
Tangible common equity/tangible assets (2)	8.81%	8.36%
Book value per common share	$28.75	$27.63
Tangible book value per common share (2)	$24.73	$23.48
(1) The primary driver of the decrease in the Total risk-based ratio from December 31, 2025, to June 30, 2026, was the redemption of $50.0 million of Subordinated Notes in June 2026. See Note 8, "Borrowings," to the condensed consolidated financial statements for additional information regarding the redemption.
(2) Tangible common equity, tangible assets, and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets and preferred equity from the calculation of shareholders' equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

At June 30, 2026, the Corporation's pre-tax net unrealized losses on the combined portfolios of available-for-sale and held-to-maturity securities totaled approximately $54.8 million, or 6.02% of total shareholders' equity, compared to $47.0 million, or 5.39% of total shareholders' equity at December 31, 2025. The change in unrealized losses was primarily due to changes in the yield curve, coupled with the Corporation's scheduled bond maturities, which were all realized at par. Importantly, all regulatory capital ratios for the Corporation would exceed regulatory "well-capitalized" levels as of both June 30, 2026 and December 31, 2025 if the net unrealized losses at the respective dates were fully recognized.

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

The following tables present average balances of certain measures of our financial condition and net interest margin for the three and six months ended June 30, 2026 and 2025:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	June 30, 2026			June 30, 2025
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$881,420	3.26%	$7,489	$771,152	2.82%	$5,696
Tax-exempt (1) (2) (4)	22,677	2.81	169	24,260	2.64	174
Equity securities (1) (2)	36,853	9.16	842	7,670	5.44	104
Total securities (4)	940,950	3.47	8,500	803,082	2.83	5,974
Loans receivable:
Commercial (2) (3)	1,837,643	6.84	31,358	1,473,560	6.71	24,664
Commercial & residential mortgages and loans held for sale (2) (3)	4,489,655	6.07	67,922	3,068,519	6.18	47,295
Consumer (3)	134,358	10.31	3,452	125,972	11.72	3,681
Total loans receivable (3)	6,461,656	6.38	102,732	4,668,051	6.50	75,640
Interest-bearing deposits with the Federal Reserve and other financial institutions	480,454	4.11	4,921	345,988	5.13	4,422
Total earning assets	7,883,060	5.88	$116,153	5,817,121	5.89	$86,036
Non-interest-bearing assets:
Cash and cash equivalents due from banks	74,387			58,530
Premises and equipment	145,813			129,093
Other assets	439,235			277,241
Allowance for credit losses	(67,119)			(46,949)
Total non-interest-bearing assets	592,316			417,915
TOTAL ASSETS	$8,475,376			$6,235,036
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand—interest-bearing	$1,046,730	0.92%	$2,406	$707,932	0.97%	$1,719
Savings	3,815,404	2.50	23,774	3,107,520	3.01	23,286
Time	1,169,220	3.52	10,274	743,280	3.92	7,271
Total interest-bearing deposits	6,031,354	2.42	36,454	4,558,732	2.84	32,276
Short-term borrowings	164,000	3.96	1,619	—	—	—
Finance lease liabilities	18,014	5.30	238	16,861	5.28	222
Subordinated notes and debentures	96,435	4.16	1,001	105,304	4.10	1,076
Total interest-bearing liabilities	6,309,803	2.50	$39,312	4,680,897	2.88	$33,574
Demand—non-interest-bearing	1,153,386			829,328
Other liabilities	114,894			90,963
Total liabilities	7,578,083			5,601,188
Shareholders' equity	897,293			633,848
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,475,376			$6,235,036
Interest income/Earning assets		5.88%	$116,153		5.89%	$86,036
Interest expense/Interest-bearing liabilities		2.50	39,312		2.88	33,574
Net interest spread		3.38%	$76,841		3.01%	$52,462
Interest income/Earning assets		5.88%	$116,153		5.89%	$86,036
Interest expense/Earning assets		1.99	39,312		2.30	33,574
Net interest margin (fully tax-equivalent)		3.89%	$76,841		3.59%	$52,462
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended June 30, 2026 and 2025 was $497 thousand and $265 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended June 30, 2026 and 2025 was $(40.2) million and $(42.6) million, respectively.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Six Months Ended,
	June 30, 2026			June 30, 2025
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$875,329	3.20%	$14,429	$768,379	2.77%	$11,157
Tax-exempt (1) (2) (4)	23,338	2.82	344	24,800	2.66	354
Equity securities (1) (2)	33,100	7.91	1,298	7,543	5.64	211
Total securities (4)	931,767	3.35	16,071	800,722	2.79	11,722
Loans receivable:
Commercial (2) (3)	1,798,303	6.80	60,658	1,469,962	6.73	49,033
Commercial & residential mortgages and loans held for sale (2) (3)	4,537,880	6.08	136,829	3,035,103	6.10	91,868
Consumer (3)	133,583	10.42	6,903	124,891	11.86	7,346
Total loans receivable (3)	6,469,766	6.37	204,390	4,629,956	6.46	148,247
Interest-bearing deposits with the Federal Reserve and other financial institutions	421,159	3.89	8,127	379,686	4.62	8,706
Total earning assets	7,822,692	5.86	$228,588	5,810,364	5.81	$168,675
Non-interest-bearing assets:
Cash and cash equivalents due from banks	76,417			58,337
Premises and equipment	146,875			129,141
Other assets	441,956			277,203
Allowance for credit losses	(67,074)			(47,144)
Total non-interest-bearing assets	598,174			417,537
TOTAL ASSETS	$8,420,866			$6,227,901
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand—interest-bearing	$1,031,265	0.93%	$4,737	$706,412	0.93%	$3,246
Savings	3,817,599	2.51	47,537	3,119,542	3.05	47,126
Time	1,139,765	3.56	20,147	740,719	3.96	14,538
Total interest-bearing deposits	5,988,629	2.44	72,421	4,566,673	2.87	64,910
Short-term borrowings	164,000	3.79	3,085	—	—	—
Finance lease liabilities	18,026	5.30	474	16,005	5.77	458
Subordinated notes and debentures	100,328	4.11	2,047	105,266	4.13	2,154
Total interest-bearing liabilities	6,270,983	2.51	$78,027	4,687,944	2.90	$67,522
Demand—non-interest-bearing	1,139,738			821,927
Other liabilities	117,746			91,291
Total liabilities	7,528,467			5,601,162
Shareholders' equity	892,399			626,739
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,420,866			$6,227,901
Interest income/Earning assets		5.86%	$228,588		5.81%	$168,675
Interest expense/Interest-bearing liabilities		2.51	78,027		2.90	67,522
Net interest spread		3.35%	$150,561		2.91%	$101,153
Interest income/Earning assets		5.86%	$228,588		5.81%	$168,675
Interest expense/Earning assets		2.00	78,027		2.33	67,522
Net interest margin (fully tax-equivalent)		3.86%	$150,561		3.48%	$101,153
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the six months ended June 30, 2026 and 2025 was $894 thousand and $525 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the six months ended June 30, 2026 and 2025 was $(36.2) million and $(45.3) million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended June 30, 2026 and 2025:

Net Interest Income Rate-Volume Variance	For Three Months Ended June 30, 2026 over (under) June 30, 2025 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$826	$967	$1,793
Tax-exempt (2)	(15)	10	(5)
Equity securities (2)	396	342	738
Total securities	1,207	1,319	2,526
Loans receivable:
Commercial (2)	6,098	596	6,694
Mortgage (2) (3)	21,858	(1,231)	20,627
Consumer	243	(472)	(229)
Total loans receivable	28,199	(1,107)	27,092
Other earning assets	1,721	(1,222)	499
Total Earning Assets	$31,127	$(1,010)	$30,117

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand – interest-bearing	$817	$(130)	$687
Savings	5,339	(4,851)	488
Time	4,169	(1,166)	3,003
Total interest-bearing deposits	10,325	(6,147)	4,178
Short-Term Borrowings	1,619	—	1,619
Finance lease liabilities	15	1	16
Subordinated debentures	(89)	14	(75)
Total Interest-Bearing Liabilities	$11,870	$(6,132)	$5,738

Change in Net Interest Income	$19,257	$5,122	$24,379
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 21% for the three months ended June 30, 2026 and June 30, 2025.
(3) Includes loans held for sale.

The following table presents the change in net interest income for the six months ended June 30, 2026 and 2025:

Net Interest Income Rate-Volume Variance	For Six Months Ended June 30, 2026 over (under) June 30, 2025 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$1,406	$1,866	$3,272
Tax-exempt (2)	(29)	19	(10)
Equity securities (2)	714	373	1,087
Total securities	2,091	2,258	4,349
Loans receivable:
Commercial (2)	11,001	624	11,625
Mortgage (2) (3)	45,411	(450)	44,961
Consumer	511	(954)	(443)
Total loans receivable	56,923	(780)	56,143
Other earning assets	946	(1,525)	(579)
Total Earning Assets	$59,960	$(47)	$59,913

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand – interest-bearing	$1,491	$—	$1,491
Savings	10,634	(10,223)	411
Time	7,870	(2,261)	5,609
Total interest-bearing deposits	19,995	(12,484)	7,511
Short-Term Borrowings	3,085	—	3,085
Finance lease liabilities	58	(42)	16
Subordinated debentures	(97)	(10)	(107)
Total Interest-Bearing Liabilities	$23,041	$(12,536)	$10,505

Change in Net Interest Income	$36,919	$12,489	$49,408
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 21% for the six months ended June 30, 2026 and June 30, 2025.
(3) Includes loans held for sale.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 and 2025

OVERVIEW

Net income available to common shareholders ("earnings") was $27.2 million, or $0.91 per diluted share, for the three months ended June 30, 2026, compared to $12.9 million, or $0.61 per diluted share, for the three months ended June 30, 2025. Excluding after-tax merger transaction related expenses, a non-GAAP measure, earnings were $13.2 million, or $0.63 per diluted share, for the three months ended June 30, 2025. Earnings for the three months ended June 30, 2026 increased $14.0 million, or $0.28 per diluted share, compared to adjusted earnings per share for the three months ended June 30, 2025, due primarily to the overall impact of the acquisition of ESSA.

Annualized return on average equity was 12.65% and 8.83% for the three months ended June 30, 2026 and June 30, 2025, respectively. Excluding after-tax merger transaction related expenses, annualized return on average equity was 9.06% for the three months ended June 30, 2025. Annualized return on average tangible common equity, a non-GAAP measure, was 15.20% and 9.71% for the three months ended June 30, 2026 and June 30, 2025, respectively. Excluding after-tax merger transaction related expenses, annualized return on average tangible common equity was 9.98% for the three months ended June 30, 2025.

The Corporation's efficiency ratio was 57.86% and 64.73% for the three months ended June 30, 2026 and June 30, 2025, respectively, and 56.14% and 64.08%, respectively, on a fully tax-equivalent basis, a non-GAAP measure. Excluding merger and integration costs, the efficiency ratio on fully tax-equivalent basis was 63.50% for the three months ended June 30, 2025.

NET INTEREST INCOME

Net interest income was $76.3 million for the three months ended June 30, 2026, compared to $52.2 million for the three months ended June 30, 2025. When comparing the second quarter of 2026 to the second quarter of 2025, the increase in net interest income of $24.1 million, or 46.26%, was due to the impact of the acquisition of ESSA and growth in the Corporation's legacy loan portfolio.

Net interest margin was 3.88% and 3.60% for the three months ended June 30, 2026 and June 30, 2025, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.89% and 3.59% for the three months ended June 30, 2026 and June 30, 2025, respectively. Excluding the $4.8 million in purchase accounting loan accretion in the second quarter of 2026, the net interest margin on a fully tax-equivalent basis for the three months ended June 30, 2026 was 3.65%.

The yield on earning assets of 5.88% for the three months ended June 30, 2026 decreased 1 basis point compared to the three months ended June 30, 2025. The decrease in yield during the second quarter of 2026 compared to the second quarter of 2025 was primarily attributable to lower average loan yields resulting from the three Federal Reserve rate cuts.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $1.8 million and $4.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

Management believes the charges to the provision for credit losses for the three months ended June 30, 2026 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at June 30, 2026.

NON-INTEREST INCOME

Total non-interest income was $11.3 million for the three months ended June 30, 2026, compared to $9.0 million for the three months ended June 30, 2025. The year-over-year increase in non-interest income was primarily driven by increases in wealth and asset management fees, card processing and interchange income, and higher service charges on deposits.

NON-INTEREST EXPENSE

For the three months ended June 30, 2026, total non-interest expense was $50.7 million, compared to $39.6 million for the three months ended June 30, 2025. Excluding merger and integration costs, total non-interest expense for the three months ended June 30, 2025 was $39.3 million. Excluding merger and integration costs, the $11.4 million, or 29.16%, increase in non-interest expense compared to the three months ended June 30, 2025 was primarily attributable to personnel, occupancy and facilities costs, software licensing expenses, higher core system volume-based fees, and other operating costs associated with the ESSA acquisition.

INCOME TAX EXPENSE

Income tax expense for the three months ended June 30, 2026 was $6.9 million, representing a 19.50% effective tax rate, compared to $3.3 million, representing a 19.10% effective tax rate, for the three months ended June 30, 2025.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2026 and 2025

OVERVIEW

Earnings were $53.2 million, or $1.79 per diluted share, for the six months ended June 30, 2026, compared to $23.3 million, or $1.10 per diluted share, for the six months ended June 30, 2025. Excluding after-tax merger transaction related expenses, a non-GAAP measure, earnings were $25.1 million, or $1.19 per diluted share, for the six months ended June 30, 2025. Earnings for the six months ended June 30, 2026 increased $28.1 million, or $0.60 per diluted share, compared to adjusted earnings for the six months ended June 30, 2025, due primarily to the overall impact of the acquisition of ESSA.

Annualized return on average equity was 12.51% and 8.18% for the six months ended June 30, 2026 and June 30, 2025, respectively. Excluding after-tax merger transaction related expenses, annualized return on average equity was 8.78% for the six months ended June 30, 2025. Annualized return on average tangible common equity, a non-GAAP measure, was 15.04% and 8.95% for the six months ended June 30, 2026 and June 30, 2025, respectively. Excluding after-tax merger transaction related expenses, annualized return on average tangible common equity was 9.66% for the six months ended June 30, 2025.

The Corporation's efficiency ratio was 58.43% and 68.27% for the six months ended June 30, 2026 and June 30, 2025, respectively, and 56.71% and 67.55%, respectively, on a fully tax-equivalent basis, a non-GAAP measure. Excluding merger and integration costs, the efficiency ratio on fully tax-equivalent basis was 65.97% for the six months ended June 30, 2025.

NET INTEREST INCOME

Net interest income was $149.7 million for the six months ended June 30, 2026, compared to $100.6 million for the six months ended June 30, 2025. When comparing the six months of 2026 to the six months of 2025, the increase in net interest income of $49.0 million, or 48.73%, was primarily due to the acquisition of ESSA.

Net interest margin was 3.86% and 3.49% for the six months ended June 30, 2026 and June 30, 2025, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.86% and 3.48% for the six months ended June 30, 2026 and June 30, 2025, respectively. Excluding the $7.8 million in purchase accounting loan accretion for the six months ended June 30, 2026, the net interest margin on a fully tax-equivalent basis was 3.66%.

The yield on earning assets of 5.86% for the six months ended June 30, 2026 increased 5 basis points compared to the six months ended June 30, 2025. The increase in yield compared to June 30, 2025 was attributable to growth in higher-yielding securities, coupled with the impact from the ESSA acquisition, partially offset by three Federal Reserve rate decreases totaling 75 basis points since mid-September 2025.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $2.8 million and $5.9 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Management believes the charges to the provision for credit losses for the six months ended June 30, 2026 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at June 30, 2026.

NON-INTEREST INCOME

Total non-interest income was $21.3 million for the six months ended June 30, 2026, compared to $17.5 million for the six months ended June 30, 2025. This increase was primarily due to higher wealth and asset management fees, card processing and interchange income, and service charges on deposits, partially offset by lower pass-through income from small business investment companies ("SBICs").

NON-INTEREST EXPENSE

For the six months ended June 30, 2026, total non-interest expense was $99.9 million, compared to $80.7 million for the six months ended June 30, 2025. Excluding merger and integration costs, total non-interest expense for the six months ended June 30, 2025 was $78.8 million. Excluding merger costs, the $21.1 million, or 26.82% increase in non-interest expense compared to the six months ended June 30, 2025 was primarily attributable to higher personnel, occupancy and facilities costs, software licensing expenses, increased core system volume-based fees, and other operating costs associated with the ESSA acquisition.

INCOME TAX EXPENSE

Income tax expense for the six months ended June 30, 2026 was $13.0 million, representing an 18.97% effective tax rate, compared to $6.2 million, representing a 19.49% effective tax rate, for the six months ended June 30, 2025.

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

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Calculation of merger transaction related expenses, net of tax (non-GAAP)(1):
Merger and integration costs - non deductible	$—	$357	$—	$1,684
			0
Merger and integration costs - deductible	—	—	—	202
Statutory federal tax rate	21%	21%	21%	21%
Tax benefit of merger and integration costs	—	—	—	42
Merger transaction related expenses - deductible, net of tax	—	—	—	160

Merger transaction related expenses, net of tax (non-GAAP)	$—	$357	$—	$1,844
(1) Merger transaction related expenses represent legal, advisory, severance, technology conversion, and other expenses directly related to the ESSA acquisition. Management believes exclusion of these non-recurring charges provides more meaningful period-over-period comparisons of operating performance.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Calculation of net income available to common (GAAP):
Net income	$28,304	$13,956	$55,340	$25,437
Less: preferred stock dividends	1,075	1,075	2,150	2,150
Net income available to common shareholders	$27,229	$12,881	$53,190	$23,287

Adjusted calculation of net income available to common (non-GAAP):
Net income available to common shareholders	$27,229	$12,881	$53,190	$23,287
Add: merger transaction related expenses, net of tax (non-GAAP)	—	357	—	1,844
Adjusted net income available to common shareholders (non-GAAP):	$27,229	$13,238	$53,190	$25,131

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)	(unaudited)
	June 30,	December 31,
	2026	2025
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$909,447	$872,127
Less: preferred equity	57,785	57,785
Common shareholders' equity	851,662	814,342
Less: goodwill and other intangibles	87,465	88,512
Less: core deposit intangible	31,672	33,693
Tangible common equity (non-GAAP)	$732,525	$692,137

Total assets	$8,432,169	$8,396,435
Less: goodwill and other intangibles	87,465	88,512
Less: core deposit intangible	31,672	33,693
Tangible assets (non-GAAP)	$8,313,032	$8,274,230

Ending shares outstanding	29,621,999	29,473,352

Book value per common share (GAAP)	$28.75	$27.63
Tangible book value per common share (non-GAAP)	$24.73	$23.48

Common shareholders' equity / Total assets (GAAP)	10.10%	9.70%
Tangible common equity / Tangible assets (non-GAAP)	8.81%	8.36%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026		2025
Calculation of efficiency ratio:
Non-interest expense	$50,708	$39,617	$99,895		$80,655

Non-interest income	$11,302	$9,008	$21,300		$17,515
Net interest income	76,344	52,197	149,667		100,628
Total revenue	$87,646	$61,205	$170,967		$118,143
Efficiency ratio	57.86%	64.73%	58.43%		68.27%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$50,708	$39,617	$99,895		$80,655
Less: core deposit intangible amortization	1,016	16	2,021		33
Adjusted non-interest expense (non-GAAP)	$49,692	$39,601	$97,874		$80,622

Non-interest income	$11,302	$9,008	$21,300		$17,515

Net interest income	$76,344	$52,197	$149,667		$100,628
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	2,391	1,451	4,356		2,915
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	3,265	2,046	5,968		4,122
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	77,218	52,792	151,279		101,835
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$88,520	$61,800	$172,579		$119,350

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	56.14%	64.08%	56.71%		67.55%

Adjusted calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Adjusted non-interest expense (non-GAAP)	$49,692	$39,601	$97,874		$80,622
Less: merger and integration costs (non-GAAP)	—	357	—		1,886
Adjusted non-interest expense (non-GAAP)	$49,692	$39,244	$97,874	$—	$78,736

Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$88,520	$61,800	$172,579		$119,350

Adjusted efficiency ratio (fully tax equivalent basis) (non-GAAP)	56.14%	63.50%	56.71%		65.97%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Calculation of net interest margin:
Interest income	$115,656	$85,771	$227,694	$168,150
Interest expense	39,312	33,574	78,027	67,522
Net interest income	$76,344	$52,197	$149,667	$100,628

Average total earning assets	$7,883,060	$5,817,121	$7,822,692	$5,810,364

Net interest margin (GAAP) (annualized)	3.88%	3.60%	3.86%	3.49%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$115,656	$85,771	$227,694	$168,150
Tax equivalent adjustment (non-GAAP)	497	265	894	525
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	116,153	86,036	228,588	168,675
Interest expense	39,312	33,574	78,027	67,522
Net interest income (fully tax equivalent basis) (non-GAAP)	$76,841	$52,462	$150,561	$101,153

Average total earning assets	$7,883,060	$5,817,121	$7,822,692	$5,810,364
Less: average mark to market adjustment on investments (non-GAAP)	(40,194)	(42,592)	(36,204)	(45,317)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$7,923,254	$5,859,713	$7,858,896	$5,855,681

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.89%	3.59%	3.86%	3.48%

Calculation of net interest margin, excluding purchase accounting loan accretion (fully tax equivalent basis) (non-GAAP)(1):
Net interest income (fully tax equivalent basis) (non-GAAP)	$76,841	$52,462	$150,561	$101,153
Less: purchase accounting loan accretion	(4,785)	—	(7,825)	—
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	$72,056	$52,462	$142,736	$101,153

Adjusted average total earning assets, net of mark to market (non-GAAP)	$7,923,254	$5,859,713	$7,858,896	$5,855,681
Adjusted net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.65%	3.59%	3.66%	3.48%
(1) Purchase accounting loan accretion represents income recognized on fair value adjustments to acquired loans.

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic earnings per common share computation:
Net income available to common shareholders	$27,229	$12,881	$53,190	$23,287
Less: net income available to common shareholders allocated to participating securities	256	120	491	199
Net income available to common shareholders allocated to common stock	$26,973	$12,761	$52,699	$23,088

Weighted average common shares outstanding, including shares considered participating securities	29,627	21,053	29,602	21,018
Less: average participating securities	273	172	266	144
Weighted average shares	29,354	20,881	29,336	20,874
Basic earnings per common share	$0.92	$0.61	$1.80	$1.11

Diluted earnings per common share computation:
Net income available to common shareholders allocated to common stock	$26,973	$12,761	$52,699	$23,088

Weighted average common shares outstanding for basic earnings per common share	29,354	20,881	29,336	20,874
Add: dilutive effect of stock compensation	138	72	130	65
Weighted average shares and dilutive potential common shares	29,492	20,953	29,466	20,939
Diluted earnings per common share	$0.91	$0.61	$1.79	$1.10

Adjusted basic earnings per common share computation (non-GAAP):
Net income available to common shareholders	$27,229	$12,881	$53,190	$23,287
Add: merger transaction related expenses, net of tax (non-GAAP)	—	357	—	1,844
Less: net income available to common shareholders allocated to participating securities	256	120	491	199
Less: adjustment to net income available to common shareholders allocated to participating securities for merger transaction related expenses, net of tax (non-GAAP)	—	3	—	12
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$26,973	$13,115	$52,699	$24,920

Weighted average common shares outstanding, including shares considered participating securities	29,627	21,053	29,602	21,018
Less: Average participating securities	273	172	266	144
Weighted average shares	29,354	20,881	29,336	20,874
Adjusted basic earnings per common share (non-GAAP)	$0.92	$0.63	$1.80	$1.19

Adjusted diluted earnings per common share computation (non-GAAP):
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$26,973	$13,115	$52,699	$24,920

Weighted average common shares outstanding for basic earnings per common share	29,354	20,881	29,336	20,874
Add: dilutive effect of stock compensation	138	72	130	65
Weighted average shares and dilutive potential common shares	29,492	20,953	29,466	20,939
Adjusted diluted earnings per common share (non-GAAP)	$0.91	$0.63	$1.79	$1.19

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Calculation of return on average tangible common equity (non-GAAP):
Net income	$28,304	$13,956	$55,340	$25,437
Less: preferred stock dividends	1,075	1,075	2,150	2,150
Net income available to common shareholders	$27,229	$12,881	$53,190	$23,287

Average shareholders' equity	$897,293	$633,848	$892,399	$626,739
Less: average goodwill & intangibles	120,838	44,058	121,346	44,066
Less: average preferred equity	57,785	57,785	57,785	57,785
Average tangible common shareholders' equity (non-GAAP)	$718,670	$532,005	$713,268	$524,888

Return on average equity (GAAP) (annualized)	12.65%	8.83%	12.51%	8.18%
Return on average common equity (GAAP) (annualized)	13.01%	8.97%	12.85%	8.25%
Return on average tangible common equity (non-GAAP) (annualized)	15.20%	9.71%	15.04%	8.95%

Adjusted calculation of return on average equity (non-GAAP):
Net income	$28,304	$13,956	$55,340	$25,437
Add: merger transaction related expenses, net of tax (non-GAAP)	—	357	—	1,844
Adjusted net income (non-GAAP)	$28,304	$14,313	$55,340	$27,281

Average shareholders' equity	$897,293	$633,848	$892,399	$626,739

Adjusted return on average equity (non-GAAP) (annualized)	12.65%	9.06%	12.51%	8.78%

Adjusted calculation of return on average tangible common equity (non-GAAP):
Net income available to common shareholders	$27,229	$12,881	$53,190	$23,287
Add: merger transaction related expenses, net of tax (non-GAAP)	—	357	—	1,844
Adjusted net income available to common shareholders	$27,229	$13,238	$53,190	$25,131

Average tangible common shareholders' equity (non-GAAP)	$718,670	$532,005	$713,268	$524,888

Adjusted return on average tangible common equity (non-GAAP) (annualized)	15.20%	9.98%	15.04%	9.66%

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

	% Change in Net Interest Income
	June 30, 2026	December 31, 2025
+300 basis points	0.8%	1.6%
+200 basis points	0.9%	1.5%
+100 basis points	0.6%	1.0%
-100 basis points	(1.4)%	(1.8)%
-200 basis points	(1.8)%	(2.0)%
-300 basis points	(2.4)%	(2.8)%

At June 30, 2026, the Corporation has approximately $3.9 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

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

There was no significant change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation's common stock made by or on behalf of the Corporation for the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2026	—	$—	—	500,000
May 1 – 31, 2026	—	—	—	500,000
June 1 – 30, 2026	—	—	—	500,000
Total	—	$—	—	500,000
 (1) On May 12, 2026, the Board of Directors of the Corporation approved the Corporation’s 2026 Common Share Repurchase Program (the "Plan"), authorizing the repurchase from time to time by the Corporation of up to 500,000 shares of the Corporation’s common stock provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15,000,000. Pursuant to the Plan, repurchases of common stock, if any, are authorized to be made during the period beginning on June 10, 2026 (the expiration date of the Corporation’s 2025 Common Share Repurchase Program) through and including June 10, 2027 through open market purchases, privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, subject to compliance with any material agreement to which the Corporation is a party. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of June 30, 2026, there were 500,000 shares remaining for repurchase under the Plan.

Additionally, during the quarter ended June 30, 2026, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2025 Omnibus Incentive Plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Corporation's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 5, 2026	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 5, 2026	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)