Form 10-Q
period 2026-09-30
CNB FINANCIAL CORP/PA
filed 2026-11-04
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer's common stock as of November 4, 2026:
COMMON STOCK, NO PAR VALUE PER SHARE: 29,617,414 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents due from banks	$96,962	$78,197
Interest-bearing deposits with Federal Reserve	221,181	441,501
Interest-bearing deposits with other financial institutions	7,202	8,198
Total cash and cash equivalents	325,345	527,896
Debt securities available-for-sale, at fair value (amortized cost of $744,228 and $618,912, respectively)	677,435	584,330
Debt securities held-to-maturity, at amortized cost (fair value of $170,743 and $229,694, respectively)	185,863	242,138
Equity securities	11,745	10,865
Loans held for sale	1,098	2,517
Loans receivable
Syndicated loans	124,085	70,798
Loans	6,496,541	6,422,942
Total loans receivable	6,620,626	6,493,740
Less: allowance for credit losses	(68,573)	(67,055)
Net loans receivable	6,552,053	6,426,685
FHLB and other restricted stock holdings and investments	76,472	58,547
Premises and equipment, net	87,634	90,220
Operating & finance lease right-of-use assets	57,174	58,293
Bank owned life insurance	162,083	159,502
Mortgage servicing rights	2,443	2,608
Goodwill and other intangibles	87,465	88,512
Core deposit intangible, net	30,646	33,693
Accrued interest receivable and other assets	127,661	110,629
Total Assets	$8,385,117	$8,396,435
LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing demand deposits	$1,161,425	$1,092,076
Interest-bearing demand deposits	1,047,255	1,014,606
Savings	3,727,696	3,822,639
Certificates of deposit	1,111,491	1,097,788
Total deposits	7,047,867	7,027,109
Short-term borrowings	164,000	164,000
Deposits held for sale	77,966	88,119
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	35,000	84,874
Operating lease liabilities	43,368	43,747
Accrued interest payable and other liabilities	83,746	95,839
Total liabilities	7,472,567	7,524,308
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at September 30, 2026 and December 31, 2025	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 29,756,743 at September 30, 2026 and 29,594,933 at December 31, 2025	—	—
Additional paid in capital	425,553	422,653
Retained earnings	488,222	424,935
Treasury stock, at cost (136,715 shares at September 30, 2026 and 121,581 shares at December 31, 2025)	(3,165)	(2,581)
Accumulated other comprehensive loss	(55,845)	(30,665)
Total shareholders' equity	912,550	872,127
Total Liabilities and Shareholders' Equity	$8,385,117	$8,396,435

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$103,943	$98,092	$307,606	$245,879
Securities:
Taxable	10,258	10,316	32,816	30,179
Tax-exempt	136	150	425	455
Dividends	660	87	1,844	282
Total interest and dividend income	114,997	108,645	342,691	276,795
INTEREST EXPENSE:
Deposits	35,945	37,941	108,366	102,851
Borrowed funds and finance lease liabilities	1,905	2,501	5,464	2,959
Subordinated notes and debentures	842	1,074	2,889	3,228
Total interest expense	38,692	41,516	116,719	109,038
NET INTEREST INCOME	76,305	67,129	225,972	167,757
PROVISION FOR CREDIT LOSS EXPENSE	3,471	2,069	6,246	7,963
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	72,834	65,060	219,726	159,794
NON-INTEREST INCOME:
Service charges on deposit accounts	2,144	2,222	6,188	5,592
Other service charges and fees	464	480	1,303	1,417
Wealth and asset management fees	3,672	2,359	8,757	6,264
Net realized gains on available-for-sale securities (includes $0, $397, $331 and $397 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	—	397	331	397
Net realized and unrealized gains on equity securities	3	664	621	982
Mortgage banking	437	196	1,047	464
Bank owned life insurance	1,046	975	3,199	2,711
Card processing and interchange income	2,840	2,336	8,230	6,721
Other non-interest income	883	937	3,113	3,533
Total non-interest income	11,489	10,566	32,789	28,081
NON-INTEREST EXPENSES:
Compensation and benefits	24,705	23,339	72,400	63,251
Net occupancy expense	4,987	4,823	15,521	12,893
Amortization of core deposit intangible	1,025	780	3,046	813
Technology expense	7,417	5,485	21,803	16,325
State and local taxes	1,849	1,292	4,716	3,885
Legal, professional, and examination fees	1,145	1,637	3,635	3,483
Advertising	662	754	2,178	1,824
FDIC insurance premiums	1,255	940	3,083	2,862
Card processing and interchange expenses	1,453	1,300	4,430	3,713
Merger and integration costs	—	4,155	—	6,041
Other non-interest expenses	6,606	5,652	20,187	15,722
Total non-interest expenses	51,104	50,157	150,999	130,812
INCOME BEFORE INCOME TAXES	33,219	25,469	101,516	57,063
INCOME TAX EXPENSE (includes $0, $83, $70 and $83 income tax expense from reclassification items, respectively)	5,158	5,479	18,115	11,636
NET INCOME	28,061	19,990	83,401	45,427
PREFERRED STOCK DIVIDENDS	1,076	1,076	3,226	3,226
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$26,985	$18,914	$80,175	$42,201
AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,387,916	27,178,623	29,353,452	22,998,705
Diluted	29,533,350	27,280,298	29,490,121	23,075,450
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.91	$0.69	$2.71	$1.82
Diluted Earnings Per Common Share	$0.91	$0.69	$2.69	$1.81
Cash Dividends Declared	$0.19	$0.18	$0.57	$0.54
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME	$28,061	$19,990	$83,401	$45,427
Other comprehensive income (loss), net of tax:
Net change in debt securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of benefit (tax) of $5,152, $(824), $6,695 and $(3,441), respectively	(19,382)	3,098	(25,185)	12,945
Amortization of unrealized losses from held-to-maturity securities, net of tax of $(26), $(31), $(71) and $(101), respectively	97	118	266	381
Reclassification adjustment for realized gains included in net income, net of tax of $0, $83, $70 and $83, respectively	—	(314)	(261)	(314)
	(19,285)	2,902	(25,180)	13,012
Other comprehensive income (loss)	(19,285)	2,902	(25,180)	13,012
COMPREHENSIVE INCOME	$8,776	$22,892	$58,221	$58,439

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Three Months Ended
	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders' Equity
Balance, July 1, 2026	$57,785	$424,486	$466,865	$(3,129)	$(36,560)	$909,447
Net income			28,061			28,061
Other comprehensive loss					(19,285)	(19,285)
Forfeiture of restricted stock award grants (1,929 shares)		35		(35)		—
Stock-based compensation expense		1,032				1,032
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (42 shares)				(1)		(1)
Preferred cash dividend declared			(1,076)			(1,076)
Cash dividends declared ($0.19 per common share)			(5,628)			(5,628)
Balance, September 30, 2026	$57,785	$425,553	$488,222	$(3,165)	$(55,845)	$912,550

Balance, July 1, 2025	$57,785	$218,375	$397,004	$(2,420)	$(33,463)	$637,281
Net income			19,990			19,990
Other comprehensive income					2,902	2,902
Forfeiture of restricted stock award grants (3,423 shares)		84		(84)		—
Restricted stock award grants (1,570 shares)		(29)		29		—
Stock-based compensation expense		791				791
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (42 shares)				(1)		(1)
Acquisition of ESSA Bancorp and ESSA Bank		202,549				202,549
Preferred cash dividend declared			(1,076)			(1,076)
Cash dividends declared ($0.18 per common share)			(5,306)			(5,306)
Balance, September 30, 2025	$57,785	$421,770	$410,612	$(2,476)	$(30,561)	$857,130

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (continued)
Dollars in thousands, except share and per share data

	Nine Months Ended
	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders' Equity
Balance, January 1, 2026	$57,785	$422,653	$424,935	$(2,581)	$(30,665)	$872,127
Net income			83,401			83,401
Other comprehensive loss					(25,180)	(25,180)
Forfeiture of restricted stock award grants (19,350 shares)		324		(324)		—
Performance-based restricted stock award grants (15,294 shares)		(283)		283		—
Stock-based compensation expense		2,859				2,859
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (17,758 shares)				(492)		(492)
Purchase of treasury stock for the purpose of tax withholding related to performance-based restricted stock award vesting (1,812 shares)				(51)		(51)
Preferred cash dividend declared			(3,226)			(3,226)
Cash dividends declared ($0.57 per common share)			(16,888)			(16,888)
Balance, September 30, 2026	$57,785	$425,553	$488,222	$(3,165)	$(55,845)	$912,550

Balance, January 1, 2025	$57,785	$219,876	$381,296	$(4,689)	$(43,573)	$610,695
Net income			45,427			45,427
Other comprehensive income					13,012	13,012
Forfeiture of restricted stock award grants (12,894 shares)		304		(304)		—
Restricted stock award grants (147,132 shares)		(2,683)		2,683		—
Performance-based restricted stock award grants (8,916 shares)		(167)		167		—
Stock-based compensation expense		1,891				1,891
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (11,187 shares)				(283)		(283)
Purchase of treasury stock for the purpose of tax withholding related to performance-based restricted stock award vesting (1,960 shares)				(50)		(50)
Acquisition of ESSA Bancorp and ESSA Bank		202,549				202,549
Preferred cash dividend declared			(3,226)			(3,226)
Cash dividends declared ($0.54 per common share)			(12,885)			(12,885)
Balance, September 30, 2025	$57,785	$421,770	$410,612	$(2,476)	$(30,561)	$857,130

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,401	$45,427
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	6,246	7,963
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	11,209	7,089
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(14,768)	(8,211)
Net amortization of deferred costs on borrowings	126	228
Net realized gains on sales of available-for-sale securities	(331)	(397)
Net realized and unrealized gains on equity securities	(621)	(982)
(Gain) loss on sale of loans held for sale	(1,078)	262
Net (gains) losses on dispositions of premises and equipment and foreclosed assets	236	(158)
Proceeds from sale of loans held for sale	31,417	17,738
Origination of loans held for sale	(31,309)	(17,293)
Income on bank owned life insurance	(3,056)	(2,531)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	(143)	(180)
Restricted stock compensation expense	2,859	1,891
Change in:
Accrued interest receivable and other assets	(16,044)	(7,831)
Accrued interest payable, lease liabilities, and other liabilities	(6,896)	(4,136)
NET CASH PROVIDED BY OPERATING ACTIVITIES	61,248	38,879
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	80,124	90,044
Proceeds from sales of available-for-sale securities	36,670	258,295
Purchase of available-for-sale securities	(240,948)	(168,155)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	56,787	57,574
Proceeds from sale of equity securities	—	1,164
Purchase of equity securities	(259)	(231)
Proceeds from sales of loans classified as portfolio loans	—	23,215
Net increase in loans receivable	(118,276)	(227,654)
Proceeds from death benefit of bank owned life insurance policies	618	884
Net cash from business combinations	—	27,403
(Purchase) redemption of FHLB and other restricted stock holdings and investments	(17,925)	4,061
Purchase of premises and equipment	(2,796)	(6,203)
Proceeds from the sale of premises and equipment and foreclosed assets	2,258	1,689
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(203,747)	62,086
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	7,055	155,024
Net increase in certificates of deposit	13,703	10,904
Net decrease in deposits held for sale	(10,153)	—
Purchase of treasury stock	(543)	(333)
Cash dividends paid, common stock	(16,888)	(12,885)
Cash dividends paid, preferred stock	(3,226)	(3,226)
Redemption of subordinated notes	(50,000)	—
Net change in short-term borrowings	—	(255,396)
NET CASH USED BY FINANCING ACTIVITIES	(60,052)	(105,912)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(202,551)	(4,947)
CASH AND CASH EQUIVALENTS, Beginning	527,896	443,035
CASH AND CASH EQUIVALENTS, Ending	$325,345	$438,088
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$115,205	$108,248
Income taxes	2,764	8,810
Renewable energy tax credits	17,480	—
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$2,435	$479
Transfers from loans held for sale to loans held for investment	1,963	317
Grant of restricted stock award grants from treasury stock	—	2,683
Grant of performance-based restricted stock award grants from treasury stock	283	167
Forfeiture of restricted stock award grants	324	304
Net deposits transferred to held for sale	—	92,830
Lease liabilities arising from obtaining operating right-of-use assets	1,070	1,198

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three and nine months ended September 30, 2026 is not necessarily indicative of the results to be expected for the full year.

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

Certain comparative financial information for the three and nine months ended September 30, 2025 has been recast to reflect the Corporation's adoption of Accounting Standards Update ("ASU") 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The recast primarily eliminates the recognition of Day 1 provision expense associated with acquired loans and records an allowance for credit losses as of the acquisition date. The adoption had no impact on the economics or cash flows of the acquired assets but affected the timing of credit loss expense recognition. This change is not the result of an error, correction, or restatement of previously issued financial statements, but rather enhances comparability among periods presented in accordance with applicable financial reporting guidance. Accordingly, certain comparative amounts presented herein differ from those previously reported.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided and future results could differ.

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on November 30 or on an interim basis if an event triggering impairment may have occurred. At September 30, 2026, the Corporation had goodwill of $87.3 million, including $43.6 million related to the acquisition of ESSA Bancorp, Inc. ("ESSA"). Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed as of November 30, 2025 and therefore, believes that there is no impairment as of September 30, 2026. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2025

In August 2023, the FASB issued ASU 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and also to reduce diversity in practice. The Corporation adopted ASU 2023-05 on January 1, 2025 and the update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

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

In March 2024, the FASB issued ASU 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements." The ASU contains amendments to the FASB Accounting Standards Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Concept Statements to provide guidance in certain topical areas. The amendment in this ASU is to be applied using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments; or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity) as of the beginning of the earliest comparative period presented. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Corporation adopted ASU 2024-02 and the update did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

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

Accounting Pronouncements Pending Adoption

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." The ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532, "Disclosure Update and Simplification" that was issued in 2018. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Corporation is evaluating the effect that ASU 2023-06 will have on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures." The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A "relevant expense caption" is an expense caption presented on the face of the statements of income within continuing operations that contains any of the expense categories listed in (a)–(e), (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early application of the amendment is permitted. The ASU is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Corporation is evaluating the effect that ASU 2024-03 will have on its condensed consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)." This ASU refines the scope of derivative accounting under ASC 815, and clarifies the treatment of share-based noncash consideration under ASC 606. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Corporation is evaluating the effect that ASU 2025-07 will have on its consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU includes amendments intended to more closely align hedge accounting with the underlying economics of the Corporation's risk management activities. The amendments are effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted. The Corporation is evaluating the effect that ASU 2025-09 will have on its consolidated financial statements and related disclosures.

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

As a result of the Merger, the Corporation recorded preliminary goodwill totaling $49.9 million at July 23, 2025, which reflects anticipated synergies and strategic benefits from combining operations. Measurement period adjustments recognized during the nine months ended September 30, 2026 and year ended December 31, 2025 totaled a net $1.0 million and $5.3 million, respectively, primarily related to additional information obtained regarding other assets, other liabilities, and loans receivable, including the related deferred tax impact, which resulted in a corresponding decrease to goodwill. The resultant goodwill balance as a result of the Merger is $43.6 million and $44.6 million as of September 30, 2026 and December 31, 2025, respectively. Merger and integration related costs associated with the Merger were zero for the three and nine months ended September 30, 2026, respectively, and $4.2 million and $6.0 million for the three and nine months ended September 30, 2025, respectively. Such costs include employee severance, professional fees, system conversion, and lease and contract termination expenses, which have been expensed as incurred, and are recorded in “Merger and integration costs” on the Corporation's Condensed Consolidated Statements of Income. Goodwill is not deductible for income tax purposes as the transaction qualifies as a tax free “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code.

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

Accrued interest receivable and other assets: Consists mainly of accrued interest receivable, other accounts receivable, defined benefit pension assets, and deferred tax assets. The accrued interest receivable and accounts receivable were measured at fair valued based on the cash value expected to be received. The defined benefit pension asset was recorded at its acquisition-date fair value, representing the excess of plan assets over the projected benefit obligation. Deferred taxes represent the expected book and tax differences which approximate fair value.

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

4.    SECURITIES

Debt securities available-for-sale ("AFS") at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$98,165	$—	$(5,339)	$—	$92,826
State & political subdivisions	93,373	—	(12,235)	—	81,138
Agency residential & multi-family mortgage	515,419	2	(48,297)	—	467,124
Corporate notes & bonds	30,836	317	(724)	—	30,429
Pooled SBA	6,435	—	(517)	—	5,918
Total	$744,228	$319	$(67,112)	$—	$677,435

	December 31, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$113,211	$100	$(216)	$—	$113,095
State & political subdivisions	96,607	47	(8,806)	—	87,848
Agency residential & multi-family mortgage	352,004	492	(24,249)	—	328,247
Corporate notes & bonds	49,512	180	(1,752)	—	47,940
Pooled SBA	7,578	2	(380)	—	7,200
Total	$618,912	$821	$(35,403)	$—	$584,330

Debt securities held-to-maturity ("HTM") at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$127,541	$—	$(6,318)	$—	$121,223
Agency residential & multi-family mortgage	58,322	—	(8,802)	—	49,520
Total	$185,863	$—	$(15,120)	$—	$170,743

	December 31, 2025
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$177,569	$—	$(6,061)	$—	$171,508
Agency residential & multi-family mortgage	64,569	—	(6,383)	—	58,186
Total	$242,138	$—	$(12,444)	$—	$229,694

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2026	$—	$—	$—
Three months ended September 30, 2025	258,295	397	—
Nine months ended September 30, 2026	36,670	331	—
Nine months ended September 30, 2025	258,295	397	—

The tax provision related to these net realized gains (losses) was zero and $70 thousand for the three and nine months ended September 30, 2026, respectively, and $83 thousand for the three and nine months ended September 30, 2025, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of September 30, 2026:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$15,039	$14,847	$67,746	$67,004
1 year – 5 years	88,736	83,130	50,814	46,620
5 years – 10 years	102,824	95,043	8,981	7,599
After 10 years	15,775	11,373	—	—
	222,374	204,393	127,541	121,223
Agency residential & multi-family mortgage	515,419	467,124	58,322	49,520
Pooled SBA	6,435	5,918	—	—
Total debt securities	$744,228	$677,435	$185,863	$170,743

Mortgage securities and pooled Small Business Administration ("SBA") securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On September 30, 2026 and December 31, 2025, securities carried at $700.9 million and $583.8 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders' equity. The Corporation's residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2026

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$92,826	$(5,339)	$—	$—	$92,826	$(5,339)
State & political subdivisions	9,597	(369)	70,071	(11,866)	79,668	(12,235)
Agency residential & multi-family mortgage	339,612	(20,526)	123,090	(27,771)	462,702	(48,297)
Corporate notes and bonds	5,118	(129)	18,255	(595)	23,373	(724)
Pooled SBA	280	(5)	5,638	(512)	5,918	(517)
	$447,433	$(26,368)	$217,054	$(40,744)	$664,487	$(67,112)

December 31, 2025

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$42,705	$(216)	$—	$—	$42,705	$(216)
State & political subdivisions	2,380	(1)	75,516	(8,805)	77,896	(8,806)
Agency residential & multi-family mortgage	123,186	(835)	143,001	(23,414)	266,187	(24,249)
Corporate notes and bonds	13,146	(333)	24,175	(1,419)	37,321	(1,752)
Pooled SBA	57	(1)	6,876	(379)	6,933	(380)
	$181,474	$(1,386)	$249,568	$(34,017)	$431,042	$(35,403)

HTM debt securities with unrealized losses at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2026

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$121,223	$(6,318)	$121,223	$(6,318)
Agency residential & multi-family mortgage	—	—	49,520	(8,802)	49,520	(8,802)
	$—	$—	$170,743	$(15,120)	$170,743	$(15,120)

December 31, 2025

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$171,508	$(6,061)	$171,508	$(6,061)
Agency residential & multi-family mortgage	—	—	58,186	(6,383)	58,186	(6,383)
	$—	$—	$229,694	$(12,444)	$229,694	$(12,444)

At September 30, 2026 and December 31, 2025, management performed an assessment for possible impairment related to credit losses of the Corporation's debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at September 30, 2026 and December 31, 2025.

First, an assessment was performed to determine if the Corporation intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost. Management determined it does not intend to sell and will not be required to sell any of the securities before recovery of its amortized cost. Next, management performed an evaluation relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities' credit quality and the issuer's ability to repay its debt obligations. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Based on the results of the assessment, management believes the decline in fair value is not the result of credit losses. As a result no credit allowance is required as of September 30, 2026.

As of September 30, 2026 and December 31, 2025, management concluded the debt securities described in the previous paragraphs did not decline in fair value due to credit factors for the following reasons:

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

Equity securities at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Corporate equity securities	$5,421	$4,745
Mutual funds	4,290	3,792
Money market funds	204	245
Corporate notes	1,830	2,083
Total	$11,745	$10,865

5.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	Percentage of Total	December 31, 2025	Percentage of Total
Farmland	$24,625	0.37%	$27,583	0.43%
Owner-occupied, nonfarm nonresidential properties	648,963	9.80	636,444	9.80
Agricultural production and other loans to farmers	5,872	0.09	5,989	0.09
Loans to depository institutions	5,000	0.08	2,439	0.04
Commercial and Industrial	900,162	13.60	778,978	12.00
Obligations (other than securities and leases) of states and political subdivisions	162,133	2.45	171,486	2.64
Other loans	57,957	0.87	47,719	0.74
Other construction loans and all land development and other land loans	451,804	6.82	366,174	5.64
Multifamily (5 or more) residential properties	642,715	9.71	709,832	10.93
Non-owner occupied, nonfarm nonresidential properties	1,370,195	20.70	1,419,643	21.86
1-4 Family Construction	29,189	0.44	41,659	0.64
Home equity lines of credit	289,105	4.37	250,823	3.86
Residential Mortgages secured by first liens	1,757,547	26.55	1,763,071	27.15
Residential Mortgages secured by junior liens	139,950	2.11	140,790	2.17
Other revolving credit plans	54,915	0.83	48,953	0.75
Automobile	14,513	0.22	17,037	0.26
Other consumer	50,534	0.76	51,474	0.79
Credit cards	15,155	0.23	13,276	0.20
Overdrafts	292	—	370	0.01
Total loans receivable	$6,620,626	100.00%	$6,493,740	100.00%
Less: Allowance for credit losses	(68,573)		(67,055)
Loans receivable, net	$6,552,053		$6,426,685

Net deferred loan origination fees (costs) included in the above loan table	$(1,082)		$(259)

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $124.1 million and $70.8 million as of September 30, 2026 and December 31, 2025, respectively.

Transactions in the allowance for credit losses for the three months ended September 30, 2026 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$238	$—	$—	$(104)	$134
Owner-occupied, nonfarm nonresidential properties	6,042	—	—	(224)	5,818
Agricultural production and other loans to farmers	32	—	—	3	35
Loans to depository institutions	16	—	—	14	30
Commercial and Industrial	13,005	(1,716)	69	1,075	12,433
Obligations (other than securities and leases) of states and political subdivisions	1,702	—	—	(116)	1,586
Other loans	485	—	—	25	510
Other construction loans and all land development and other land loans	4,327	—	—	(47)	4,280
Multifamily (5 or more) residential properties	3,596	—	—	(243)	3,353
Non-owner occupied, nonfarm nonresidential properties	13,352	—	—	(526)	12,826
1-4 Family Construction	268	—	—	(93)	175
Home equity lines of credit	1,814	(12)	—	143	1,945
Residential Mortgages secured by first liens	15,509	(21)	1	2,284	17,773
Residential Mortgages secured by junior liens	1,722	(39)	—	200	1,883
Other revolving credit plans	1,490	(52)	3	313	1,754
Automobile	175	(19)	—	22	178
Other consumer	3,108	(443)	24	637	3,326
Credit cards	218	(62)	4	82	242
Overdrafts	356	(111)	21	26	292
Total loans	$67,455	$(2,475)	$122	$3,471	$68,573
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the nine months ended September 30, 2026 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$162	$—	$—	$(28)	$134
Owner-occupied, nonfarm nonresidential properties	6,176	(47)	17	(328)	5,818
Agricultural production and other loans to farmers	37	—	—	(2)	35
Loans to depository institutions	20	—	—	10	30
Commercial and Industrial	9,360	(1,826)	116	4,783	12,433
Obligations (other than securities and leases) of states and political subdivisions	1,823	—	—	(237)	1,586
Other loans	454	—	—	56	510
Other construction loans and all land development and other land loans	4,366	—	—	(86)	4,280
Multifamily (5 or more) residential properties	4,314	—	—	(961)	3,353
Non-owner occupied, nonfarm nonresidential properties	15,467	—	3	(2,644)	12,826
1-4 Family Construction	350	(2)	—	(173)	175
Home equity lines of credit	1,884	(12)	—	73	1,945
Residential Mortgages secured by first liens	15,910	(965)	14	2,814	17,773
Residential Mortgages secured by junior liens	1,732	(39)	—	190	1,883
Other revolving credit plans	1,222	(105)	28	609	1,754
Automobile	207	(59)	3	27	178
Other consumer	3,056	(1,303)	59	1,514	3,326
Credit cards	146	(222)	16	302	242
Overdrafts	369	(442)	86	279	292
Total loans	$67,055	$(5,022)	$342	$6,198	$68,573
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the three months ended September 30, 2025 were as follows:

	Beginning Allowance	Initial Allowance on ESSA PCD and PSL Acquired Loans	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$157	$—	$—	$—	$—	$157
Owner-occupied, nonfarm nonresidential properties	4,527	1,288	—	—	889	6,704
Agricultural production and other loans to farmers	37	—	—	—	—	37
Loans to depository institutions	—	58	—	—	2	60
Commercial and Industrial	8,343	573	(164)	9	257	9,018
Obligations (other than securities and leases) of states and political subdivisions	1,328	571	—	—	96	1,995
Other loans	414	—	—	—	52	466
Other construction loans and all land development and other land loans	2,735	1,016	—	—	64	3,815
Multifamily (5 or more) residential properties	2,605	1,632	—	—	217	4,454
Non-owner occupied, nonfarm nonresidential properties	10,389	3,073	—	—	272	13,734
1-4 Family Construction	100	367	—	—	(55)	412
Home equity lines of credit	1,737	214	(70)	—	190	2,071
Residential Mortgages secured by first liens	9,862	8,748	(11)	—	(839)	17,760
Residential Mortgages secured by junior liens	1,572	604	—	—	(399)	1,777
Other revolving credit plans	1,032	—	(49)	2	85	1,070
Automobile	247	5	(22)	2	(9)	223
Other consumer	2,944	30	(468)	42	498	3,046
Credit cards	145	—	(175)	9	165	144
Overdrafts	155	65	(82)	20	583	741
Total loans	$48,329	$18,244	$(1,041)	$84	$2,068	$67,684
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the nine months ended September 30, 2025 were as follows:

	Beginning Allowance	Initial Allowance on ESSA PCD and PSL Acquired Loans	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$167	$—	$—	$—	$(10)	$157
Owner-occupied, nonfarm nonresidential properties	5,696	1,288	(1,516)	29	1,207	6,704
Agricultural production and other loans to farmers	37	—	—	—	—	37
Loans to depository institutions	—	58	—	—	2	60
Commercial and Industrial	7,759	573	(888)	9	1,565	9,018
Obligations (other than securities and leases) of states and political subdivisions	1,369	571	—	—	55	1,995
Other loans	329	—	—	—	137	466
Other construction loans and all land development and other land loans	2,571	1,016	—	—	228	3,815
Multifamily (5 or more) residential properties	2,969	1,632	(1,072)	—	925	4,454
Non-owner occupied, nonfarm nonresidential properties	10,110	3,073	—	—	551	13,734
1-4 Family Construction	198	367	—	—	(153)	412
Home equity lines of credit	1,340	214	(70)	10	577	2,071
Residential Mortgages secured by first liens	8,958	8,748	(53)	1	106	17,760
Residential Mortgages secured by junior liens	1,343	604	—	—	(170)	1,777
Other revolving credit plans	960	—	(74)	5	179	1,070
Automobile	275	5	(27)	2	(32)	223
Other consumer	2,892	30	(1,639)	72	1,691	3,046
Credit cards	127	—	(312)	38	291	144
Overdrafts	257	65	(285)	71	633	741
Total loans	$47,357	$18,244	$(5,936)	$237	$7,782	$67,684
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

For the three and nine months ended September 30, 2026, the allowance for credit losses increased $1.1 million and $1.5 million respectively, primarily driven by growth in the Corporation's loan portfolio. Significant uncertainty continues to exist in the domestic and global economic environment, with respect to changes in trade policies, elevated interest rates, inflationary pressures, labor market conditions, fluctuations in consumer and business confidence, and geopolitical developments. These factors may adversely affect the financial condition and repayment capacity of commercial and consumer borrowers. The Corporation continues to monitor these and other economic conditions as part of its allowance for credit losses estimation process and will update its estimate of expected credit losses as warranted by changes in forecasts, portfolio performance, and other available information.

Provision for credit losses was $3.5 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, compared to $2.1 million and $8.0 million for the three and nine months ended September 30, 2025, respectively. The increase in provision for credit losses for the three months ended September 30, 2026 was primarily attributable to one commercial and industrial charge-off. The decrease in provision for credit loss expense for the nine months ended September 30, 2026 compared to September 30, 2025 was primarily attributable to lower net loan charge-offs. In addition, the provision for credit losses included no provision and a provision of $48 thousand, respectively, related to the allowance for unfunded commitments for the three and nine months ended September 30, 2026, compared to provisions of $1 thousand and $181 thousand, respectively, related to the allowance for unfunded commitments for the three and nine months ended September 30, 2025.

The following tables present the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$828	$828	$—
Owner-occupied, nonfarm nonresidential properties	9,112	8,416	—
Commercial and Industrial	15,696	14,331	—
Other construction loans and all land development and other land loans	4,279	333	—
Multifamily (5 or more) residential properties	721	76	—
Non-owner occupied, nonfarm nonresidential properties	4,913	2,713	—
Home equity lines of credit	2,520	2,520	—
Residential Mortgages secured by first liens	13,754	13,374	2
Residential Mortgages secured by junior liens	1,001	633	—
Other revolving credit plans	149	149	—
Automobile	214	214	—
Other consumer	431	431	4
Credit cards	—	—	93
Total	$53,618	$44,018	$99

	December 31, 2025
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$554	$554	$—
Owner-occupied, nonfarm nonresidential properties	5,849	5,153	—
Commercial and Industrial	8,856	8,335	—
Other construction loans and all land development and other land loans	4,011	378	—
Multifamily (5 or more) residential properties	799	155	—
Non-owner occupied, nonfarm nonresidential properties	2,883	470	—
Home equity lines of credit	2,004	2,004	—
Residential Mortgages secured by first liens	12,971	12,685	—
Residential Mortgages secured by junior liens	1,088	587	—
Other revolving credit plans	41	41	—
Automobile	55	55	—
Other consumer	734	734	—
Credit cards	—	—	42
Total	$39,845	$31,151	$42

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of September 30, 2026:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$391	$—
Owner-occupied, nonfarm nonresidential properties	6,021	—
Commercial and Industrial	427	3,752
Other construction loans and all land development and other land loans	3,946	—
Multifamily (5 or more) residential properties	644	—
Non-owner occupied, nonfarm nonresidential properties	4,397	—
Home equity lines of credit	940	—
Residential Mortgages secured by first liens	2,143	—
Residential Mortgages secured by junior liens	368	—
Total	$19,277	$3,752

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2025:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$312	$—
Owner-occupied, nonfarm nonresidential properties	2,542	—
Commercial and Industrial	373	3,045
Other construction loans and all land development and other land loans	3,633	—
Multifamily (5 or more) residential properties	799	—
Non-owner occupied, nonfarm nonresidential properties	2,413	—
Home equity lines of credit	1,011	—
Residential Mortgages secured by first liens	2,487	—
Residential Mortgages secured by junior liens	501	—
Total	$14,071	$3,045

The following table presents the aging of the amortized cost basis in past-due loans receivable as of September 30, 2026 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$—	$594	$594	$24,031	$24,625
Owner-occupied, nonfarm nonresidential properties	740	731	3,130	4,601	644,362	648,963
Agricultural production and other loans to farmers	—	—	—	—	5,872	5,872
Loans to depository institutions	—	—	—	—	5,000	5,000
Commercial and Industrial	400	563	12,856	13,819	886,343	900,162
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	162,133	162,133
Other loans	—	—	—	—	57,957	57,957
Other construction loans and all land development and other land loans	156	59	1,578	1,793	450,011	451,804
Multifamily (5 or more) residential properties	460	1,715	721	2,896	639,819	642,715
Non-owner occupied, nonfarm nonresidential properties	109	202	—	311	1,369,884	1,370,195
1-4 Family Construction	—	—	—	—	29,189	29,189
Home equity lines of credit	2,018	954	1,301	4,273	284,832	289,105
Residential Mortgages secured by first liens	3,393	5,763	7,295	16,451	1,741,096	1,757,547
Residential Mortgages secured by junior liens	47	27	191	265	139,685	139,950
Other revolving credit plans	227	23	100	350	54,565	54,915
Automobile	51	84	185	320	14,193	14,513
Other consumer	356	184	248	788	49,746	50,534
Credit cards	121	27	93	241	14,914	15,155
Overdrafts	—	—	—	—	292	292
Total	$8,078	$10,332	$28,292	$46,702	$6,573,924	$6,620,626

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2025 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$—	$241	$241	$27,342	$27,583
Owner-occupied, nonfarm nonresidential properties	3,962	4,316	2,454	10,732	625,712	636,444
Agricultural production and other loans to farmers	—	—	—	—	5,989	5,989
Loans to depository institutions	—	—	—	—	2,439	2,439
Commercial and Industrial	975	1,376	6,715	9,066	769,912	778,978
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	171,486	171,486
Other loans	—	—	—	—	47,719	47,719
Other construction loans and all land development and other land loans	2,660	62	1,565	4,287	361,887	366,174
Multifamily (5 or more) residential properties	—	—	645	645	709,187	709,832
Non-owner occupied, nonfarm nonresidential properties	3,171	—	—	3,171	1,416,472	1,419,643
1-4 Family Construction	—	—	—	—	41,659	41,659
Home equity lines of credit	1,115	373	801	2,289	248,534	250,823
Residential Mortgages secured by first liens	13,304	8,450	7,935	29,689	1,733,382	1,763,071
Residential Mortgages secured by junior liens	281	538	198	1,017	139,773	140,790
Other revolving credit plans	78	34	21	133	48,820	48,953
Automobile	217	19	23	259	16,778	17,037
Other consumer	426	319	329	1,074	50,400	51,474
Credit cards	139	67	42	248	13,028	13,276
Overdrafts	—	—	—	—	370	370
Total	$26,328	$15,554	$20,969	$62,851	$6,430,889	$6,493,740

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

The following table presents the amortized cost basis of loans at September 30, 2026 that were both experiencing financial difficulty and modified during the three months ended September 30, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$—	$159	$—	$—	—%
Commercial and Industrial	—	289	—	—	—	—
Residential Mortgages secured by first liens	—	—	547	—	—	—
Residential Mortgages secured by junior liens	—	—	61	—	—	—
Total	$—	$289	$767	$—	$—	—%

The following table presents the amortized cost basis of loans at September 30, 2026 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$1,396	$159	$—	$—	0.2%
Commercial and Industrial	—	289	126	—	—	—
Other construction loans and all land development and other land loans	—	5,235	—	—	—	1.2
Non-owner occupied, nonfarm nonresidential properties	—	2,200	10,115	—	—	0.9
Residential Mortgages secured by first liens	—	—	547	—	—	—
Residential Mortgages secured by junior liens	—	—	61	—	—	—
Total	$—	$9,120	$11,008	$—	$—	0.3%

The Corporation had unfunded available credit to customers whose loan receivables are included in the previous tables of zero and $46 thousand, for the three and nine months ended September 30, 2026, respectively.

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

The Corporation had no unfunded available credit to customers whose loan receivables are included in the previous tables for the three and nine months ended September 30, 2025.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified during the twelve months ended September 30, 2026:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$2,466	$—	$—	$—	$—
Commercial and Industrial	415	—	—	—	—
Other construction loans and all land development and other land loans	5,361	—	—	—	—
Multifamily (5 or more) residential properties	—	—	107	—	107
Non-owner occupied, nonfarm nonresidential properties	14,392	—	—	—	—
Residential Mortgages secured by first liens	547	—	—	—	—
Residential Mortgages secured by junior liens	429	—	—	—	—
Total	$23,610	$—	$107	$—	$107

The following table presents the performance of such loans that have been modified during the twelve months ended September 30, 2025:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$696	$—	$—	$—	$—
Commercial and Industrial	6,908	—	—	—	—
Other construction loans and all land development and other land loans	10,276	—	—	—	—
Multifamily (5 or more) residential properties	182	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	3,064	1,962	—	—	1,962
Total	$21,126	$1,962	$—	$—	$1,962

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2026:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Owner-occupied, nonfarm nonresidential properties	$—	0.58	—%
Residential Mortgages secured by first liens	—	0.28	—
Residential Mortgages secured by junior liens	—	0.25	—
Total	$—	0.34	—%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2026:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Owner-occupied, nonfarm nonresidential properties	$—	0.58	—%
Commercial and Industrial	—	1.00	—
Non-owner occupied, nonfarm nonresidential properties	—	0.50	—
Residential Mortgages secured by first liens	—	0.28	—
Residential Mortgages secured by junior liens	—	0.25	—
Total	$—	0.49	—%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2025:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Multifamily (5 or more) residential properties	$—	0.50	—%
Non-owner occupied, nonfarm nonresidential properties	—	0.50	—
Total	$—	0.50	—%

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

There were no loans that had a payment default during the three months ended September 30, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

	September 30, 2026
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$19,516	$130	$4,979	$—	$5,109	$24,625
Owner-occupied, nonfarm nonresidential properties	608,578	6,113	34,272	—	40,385	648,963
Agricultural production and other loans to farmers	5,872	—	—	—	—	5,872
Loans to depository institutions	5,000	—	—	—	—	5,000
Commercial and Industrial	835,380	7,022	57,760	—	64,782	900,162
Obligations (other than securities and leases) of states and political subdivisions	158,869	3,264	—	—	3,264	162,133
Other loans	57,957	—	—	—	—	57,957
Other construction loans and all land development and other land loans	444,469	602	6,733	—	7,335	451,804
Multifamily (5 or more) residential properties	635,163	4,141	3,411	—	7,552	642,715
Non-owner occupied, nonfarm nonresidential properties	1,349,549	4,369	16,277	—	20,646	1,370,195
Total	$4,120,353	$25,641	$123,432	$—	$149,073	$4,269,426

	December 31, 2025
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$22,370	$—	$5,213	$—	$5,213	$27,583
Owner-occupied, nonfarm nonresidential properties	607,698	2,708	26,038	—	28,746	636,444
Agricultural production and other loans to farmers	5,989	—	—	—	—	5,989
Loans to depository institutions	2,439	—	—	—	—	2,439
Commercial and Industrial	714,190	5,960	58,828	—	64,788	778,978
Obligations (other than securities and leases) of states and political subdivisions	171,486	—	—	—	—	171,486
Other loans	46,569	1,150	—	—	1,150	47,719
Other construction loans and all land development and other land loans	362,193	—	3,981	—	3,981	366,174
Multifamily (5 or more) residential properties	699,736	3,432	6,664	—	10,096	709,832
Non-owner occupied, nonfarm nonresidential properties	1,390,810	10,788	18,045	—	28,833	1,419,643
Total	$4,023,480	$24,038	$118,769	$—	$142,807	$4,166,287

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of September 30, 2026. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$2,065	$3,686	$22	$731	$4,483	$8,094	$435	$—	$19,516
Special mention	—	—	130	—	—	—	—	—	130
Substandard	—	—	144	100	4,403	332	—	—	4,979
Total	$2,065	$3,686	$296	$831	$8,886	$8,426	$435	$—	$24,625
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$90,278	$81,433	$71,019	$65,351	$95,177	$191,207	$14,113	$—	$608,578
Special mention	363	—	—	—	—	405	5,345	—	6,113
Substandard	159	1,185	17,972	4,370	2,959	7,068	559	—	34,272
Total	$90,800	$82,618	$88,991	$69,721	$98,136	$198,680	$20,017	$—	$648,963
Current period gross write offs	$—	$—	$—	$—	$42	$5	$—	$—	$47

Agricultural production and other loans to farmers
Risk rating
Pass	$66	$—	$4,662	$359	$—	$10	$775	$—	$5,872
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$66	$—	$4,662	$359	$—	$10	$775	$—	$5,872
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans to depository institutions
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$5,000	$—	$5,000
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$5,000	$—	$5,000
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$180,604	$108,690	$96,497	$16,896	$52,828	$45,524	$334,341	$—	$835,380
Special mention	—	14	262	—	—	673	6,073	—	7,022
Substandard	1,580	311	377	4,614	9,870	1,541	39,467	—	57,760
Total	$182,184	$109,015	$97,136	$21,510	$62,698	$47,738	$379,881	$—	$900,162
Current period gross write offs	$—	$—	$37	$143	$2	$—	$1,644	$—	$1,826

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$9,409	$334	$6,073	$24,689	$17,389	$97,484	$3,491	$—	$158,869
Special mention	—	767	—	—	—	2,497	—	—	3,264
Substandard	—	—	—	—	—	—	—	—	—
Total	$9,409	$1,101	$6,073	$24,689	$17,389	$99,981	$3,491	$—	$162,133
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other loans
Risk rating
Pass	$12,162	$23,084	$569	$2,680	$11,476	$5,410	$2,576	$—	$57,957
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$12,162	$23,084	$569	$2,680	$11,476	$5,410	$2,576	$—	$57,957
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other construction loans and all land development and other land loans
Risk rating
Pass	$122,357	$164,595	$64,851	$32,827	$27,675	$5,418	$26,746	$—	$444,469
Special mention	300	—	—	—	—	—	302	—	602
Substandard	—	2,660	2,574	—	127	1,372	—	—	6,733
Total	$122,657	$167,255	$67,425	$32,827	$27,802	$6,790	$27,048	$—	$451,804
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$85,137	$122,944	$40,607	$75,819	$218,066	$91,732	$858	$—	$635,163
Special mention	—	—	—	—	882	3,259	—	—	4,141
Substandard	—	2,689	—	77	—	645	—	—	3,411
Total	$85,137	$125,633	$40,607	$75,896	$218,948	$95,636	$858	$—	$642,715
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$191,406	$160,785	$160,123	$157,911	$337,713	$329,258	$12,353	$—	$1,349,549
Special mention	—	1,499	—	—	202	2,265	403	—	4,369
Substandard	337	10,165	—	730	464	4,297	284	—	16,277
Total	$191,743	$172,449	$160,123	$158,641	$338,379	$335,820	$13,040	$—	$1,370,195
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

	September 30, 2026			December 31, 2025
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$29,189	$—	$29,189	$41,659	$—	$41,659
Home equity lines of credit	286,585	2,520	289,105	248,819	2,004	250,823
Residential Mortgages secured by first liens	1,743,791	13,756	1,757,547	1,750,100	12,971	1,763,071
Residential Mortgages secured by junior liens	138,949	1,001	139,950	139,702	1,088	140,790
Other revolving credit plans	54,766	149	54,915	48,912	41	48,953
Automobile	14,299	214	14,513	16,982	55	17,037
Other consumer	50,099	435	50,534	50,740	734	51,474
Total	$2,317,678	$18,075	$2,335,753	$2,296,914	$16,893	$2,313,807

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of September 30, 2026. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$11,995	$10,136	$6,995	$—	$—	$—	$63	$—	$29,189
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$11,995	$10,136	$6,995	$—	$—	$—	$63	$—	$29,189
Current period gross write offs	$—	$2	$—	$—	$—	$—	$—	$—	$2

Home equity lines of credit
Payment performance
Performing	$58,048	$69,832	$42,143	$23,629	$27,998	$44,018	$13,183	$7,734	$286,585
Nonperforming	—	—	—	—	—	31	36	2,453	2,520
Total	$58,048	$69,832	$42,143	$23,629	$27,998	$44,049	$13,219	$10,187	$289,105
Current period gross write offs	$—	$—	$—	$—	$—	$12	$—	$—	$12

Residential mortgages secured by first lien
Payment performance
Performing	$132,067	$193,096	$170,999	$170,529	$328,178	$746,302	$2,620	$—	$1,743,791
Nonperforming	57	576	1,550	901	2,758	7,914	—	—	13,756
Total	$132,124	$193,672	$172,549	$171,430	$330,936	$754,216	$2,620	$—	$1,757,547
Current period gross write offs	$—	$—	$25	$871	$68	$1	$—	$—	$965

Residential mortgages secured by junior liens
Payment performance
Performing	$27,294	$24,325	$19,773	$21,504	$22,769	$21,634	$1,650	$—	$138,949
Nonperforming	—	416	42	169	75	278	21	—	1,001
Total	$27,294	$24,741	$19,815	$21,673	$22,844	$21,912	$1,671	$—	$139,950
Current period gross write offs	$—	$—	$—	$—	$—	$—	$39	$—	$39

Other revolving credit plans
Payment performance
Performing	$7,540	$6,213	$6,260	$5,729	$6,810	$22,214	$—	$—	$54,766
Nonperforming	—	—	—	34	8	107	—	—	149
Total	$7,540	$6,213	$6,260	$5,763	$6,818	$22,321	$—	$—	$54,915
Current period gross write offs	$—	$10	$14	$8	$10	$63	$—	$—	$105

Automobile
Payment performance
Performing	$3,889	$3,611	$2,581	$2,372	$1,123	$723	$—	$—	$14,299
Nonperforming	63	50	34	50	17	—	—	—	214
Total	$3,952	$3,661	$2,615	$2,422	$1,140	$723	$—	$—	$14,513
Current period gross write offs	$—	$10	$15	$5	$28	$1	$—	$—	$59

Other consumer
Payment performance
Performing	$16,770	$14,155	$9,562	$4,213	$1,569	$3,830	$—	$—	$50,099
Nonperforming	37	71	138	109	54	26	—	—	435
Total	$16,807	$14,226	$9,700	$4,322	$1,623	$3,856	$—	$—	$50,534
Current period gross write offs	$13	$515	$474	$184	$79	$38	$—	$—	$1,303

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$18,062	$20,514	$3,043	$—	$—	$40	$—	$—	$41,659
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$18,062	$20,514	$3,043	$—	$—	$40	$—	$—	$41,659
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$73,131	$48,440	$27,018	$31,431	$10,894	$41,169	$10,387	$6,349	$248,819
Nonperforming	—	—	47	—	—	57	—	1,900	2,004
Total	$73,131	$48,440	$27,065	$31,431	$10,894	$41,226	$10,387	$8,249	$250,823
Current period gross write offs	$—	$—	$—	$—	$—	$70	$—	$—	$70

Residential mortgages secured by first lien
Payment performance
Performing	$175,742	$183,335	$192,874	$350,908	$277,658	$567,167	$2,416	$—	$1,750,100
Nonperforming	31	616	3,147	2,318	1,477	5,382	—	—	12,971
Total	$175,773	$183,951	$196,021	$353,226	$279,135	$572,549	$2,416	$—	$1,763,071
Current period gross write offs	$—	$—	$—	$300	$32	$20	$—	$—	$352

Residential mortgages secured by junior liens
Payment performance
Performing	$27,734	$31,840	$25,138	$26,987	$11,589	$15,252	$1,162	$—	$139,702
Nonperforming	501	44	133	31	111	210	58	—	1,088
Total	$28,235	$31,884	$25,271	$27,018	$11,700	$15,462	$1,220	$—	$140,790
Current period gross write offs	$260	$—	$—	$—	$—	$—	$—	$—	$260

Other revolving credit plans
Payment performance
Performing	$9,962	$4,754	$4,194	$6,642	$2,736	$20,470	$154	$—	$48,912
Nonperforming	—	4	2	4	5	26	—	—	41
Total	$9,962	$4,758	$4,196	$6,646	$2,741	$20,496	$154	$—	$48,953
Current period gross write offs	$—	$38	$4	$3	$7	$106	$—	$—	$158

Automobile
Payment performance
Performing	$5,071	$3,973	$4,780	$2,028	$342	$788	$—	$—	$16,982
Nonperforming	—	26	11	17	—	1	—	—	55
Total	$5,071	$3,999	$4,791	$2,045	$342	$789	$—	$—	$17,037
Current period gross write offs	$18	$11	$23	$—	$—	$—	$—	$—	$52

Other consumer
Payment performance
Performing	$21,250	$15,173	$6,872	$2,617	$1,166	$3,662	$—	$—	$50,740
Nonperforming	147	282	163	60	51	31	—	—	734
Total	$21,397	$15,455	$7,035	$2,677	$1,217	$3,693	$—	$—	$51,474
Current period gross write offs	$141	$1,068	$715	$188	$72	$15	$—	$—	$2,199

	September 30, 2026	December 31, 2025
Credit card
Payment performance
Performing	$15,062	$13,234
Nonperforming	93	42
Total	$15,155	$13,276
Current period gross write offs	$222	$502

Holiday's loan portfolio, included in other consumer loans above, is summarized as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Gross other consumer	$6,045	$12,746
Less: other consumer unearned discounts	(437)	(1,489)
Total other consumer loans, net of unearned discounts	$5,608	$11,257

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

Leases	Classification	September 30, 2026	December 31, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$40,141	$40,876
Finance lease assets	Finance lease right-of-use assets	17,033	17,417
Finance lease assets	Premises and equipment, net (1)	18	71
Total leased assets		$57,192	$58,364

Liabilities:
Operating lease liabilities	Operating lease liabilities	$43,368	$43,747
Finance lease liabilities	Accrued interest payable and other liabilities	17,984	18,051
Total leased liabilities		$61,352	$61,798
(1) Finance lease assets are recorded net of accumulated amortization of $1.2 million as of September 30, 2026 and $1.1 million as of December 31, 2025.

The components of the Corporation's net lease expense for the three and nine months ended September 30, 2026 and 2025, respectively, were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2026	2025	2026	2025
Operating lease cost	Net occupancy expense	$1,050	$941	$3,144	$2,518
Variable lease cost	Net occupancy expense	79	93	240	178
Finance lease cost:
Amortization of leased assets	Net occupancy expense	146	146	438	430
Interest on lease liabilities	Interest expense - borrowed funds and finance lease liabilities	241	242	715	700
Sublease income (1)	Net occupancy expense	(25)	(24)	(79)	(75)
Net lease cost		$1,491	$1,398	$4,458	$3,751
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of September 30, 2026:

Maturity of Lease Liabilities as of September 30, 2026	Operating Leases (1)	Finance Leases	Total
2026	$942	$260	$1,202
2027	3,634	934	4,568
2028	3,511	978	4,489
2029	3,351	978	4,329
2030	3,311	978	4,289
After 2030	54,741	37,156	91,897
Total lease payments	69,490	41,284	110,774
Less: Interest	26,122	23,300	49,422
Present value of lease liabilities	$43,368	$17,984	$61,352
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $3.3 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of September 30, 2026 and December 31, 2025 were as follows:

Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	21.0	21.6
Finance leases	33.3	33.9

Weighted-average discount rate
Operating leases	4.41%	4.33%
Finance leases	5.32%	5.32%

Other information related to the Corporation's lease liabilities as of September 30, 2026 and 2025, respectively, was as follows:

Other Information	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,485	$983

7.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at September 30, 2026:

Time deposits maturing:
2026	$351,051
2027	669,401
2028	70,314
2029	10,431
2030	6,397
Thereafter	3,897
$1,111,491

Certificates of deposits of $250 thousand or more totaled $200.1 million and $194.3 million at September 30, 2026 and December 31, 2025, respectively.

The Corporation had $285.9 million in brokered deposits as of September 30, 2026 compared to $254.8 million at December 31, 2025. In addition, the Corporation had $917.8 million and $1.1 billion in reciprocal deposits at September 30, 2026 and December 31, 2025, respectively.

8.    BORROWINGS

At September 30, 2026 and December 31, 2025, the Corporation had available an unsecured line of credit with an unaffiliated institution in the amount of $30.0 million and $10.0 million, respectively. The line of credit matures on May 30, 2027. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus 2.85%. There were no borrowings under the line of credit at September 30, 2026 and December 31, 2025.

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

Total loans pledged to the FHLB at September 30, 2026, and December 31, 2025 were $3.1 billion and $3.6 billion, respectively. The Bank could obtain advances of up to approximately $1.8 billion from the FHLB at September 30, 2026 and $1.9 billion at December 31, 2025.

At September 30, 2026 and December 31, 2025, outstanding advances from the FHLB were as follows:

	September 30, 2026	December 31, 2025
Open Repo borrowing at an interest rate of 4.20% at September 30, 2026 and 3.93% at December 31, 2025, respectively. The maximum amount of the Open Repo borrowing available is $250,000.	$164,000	$164,000
Total	$164,000	$164,000

At September 30, 2026 and December 31, 2025, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $167.6 million and $260.1 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

The Bank is approved by the Federal Reserve Bank of Philadelphia (the "Federal Reserve") for its Borrower-in-Custody ("BIC") program and discount window. At September 30, 2026, the Bank had borrowing capacity through the Federal Reserve BIC program and discount window of $166.6 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window ("primary credit") borrowing rate. At September 30, 2026, the Bank had pledged certain qualifying loans with an unpaid principal balance of $234.6 million and securities with a book value of $29.8 million as collateral.

At September 30, 2026 and December 31, 2025, the Bank had no borrowings from the Federal Reserve BIC program and discount window.

Other Borrowings

At September 30, 2026 and December 31, 2025, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based upon three-month London Interbank Offered Rate ("LIBOR") plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 5.71% at September 30, 2026 and 5.53% at December 31, 2025. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve's capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, and the provisions of Rule 506 of Regulation D thereunder. In June 2026, the Corporation redeemed $50.0 million aggregate principal amount of the notes, leaving $35.0 million outstanding as of September 30, 2026. The remaining notes will mature in June 2031, and initially bore interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026. Thereafter, interest on the outstanding notes resets quarterly at a rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve's capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were zero and $0.1 million as of September 30, 2026 and December 31, 2025, respectively.

9.    RELATED PARTY TRANSACTIONS

Some of the Corporation's directors, executive officers, and their related parties, including immediate family members and companies in which they are principal owners, had transactions with the Bank in the ordinary course of business. All loan and deposit transactions were made on substantially the same terms, such as interest rates and collateral, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than the normal risk of collectability nor do they present other unfavorable features. It is anticipated that similar transactions will be entered into in the future.

Certain directors, executive officers, and their related parties, including immediate family members and companies in which they are principal owners, were loan customers of the Bank during the three months ended September 30, 2026, as follows:

Beginning balance	$43,891
New loans and advances	1,765
Effect of changes in composition of related parties	—
Repayments	(541)
Ending balance	$45,115

Certain directors, executive officers, and their related parties, including immediate family members and companies in which they are principal owners, were loan customers of the Bank during the nine months ended September 30, 2026 were as follows:

Beginning balance	$40,617
New loans and advances	6,803
Effect of changes in composition of related parties	309
Repayments	(2,614)
Ending balance	$45,115

Deposits from directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were $10.9 million and $13.3 million at September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026 and December 31, 2025, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 13, "Derivative Instruments," for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$111,593	$521,457	$137,684	$535,116
Unused lines of credit	55,728	1,143,299	71,368	1,049,890
Standby letters of credit	40,417	7,420	24,136	12,322

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$1,200	$1,124	$1,152	$944
Provision for (reversal of) credit losses on unfunded loan commitments (1)	—	1	48	181
Ending balance	$1,200	$1,125	$1,200	$1,125
(1) Excludes provision for credit losses related to the loan portfolio.

Investments in Small Business Investment Corporation and Community Development Entities

The Corporation makes investments in limited partnerships, including certain small business investment corporations and community development entities. Capital contributions for investments in small business investment companies ("SBIC") and community development entities ("CDE"), reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheets, as of September 30, 2026 and December 31, 2025 were $27.6 million and $27.7 million, respectively. Unfunded capital commitments in investments in SBICs and CDEs totaled $7.1 million and $12.2 million as of September 30, 2026 and December 31, 2025, respectively. These investments are accounted for under the equity method of accounting.

Investments in Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheets, as of September 30, 2026 and December 31, 2025 were $13.0 million and $6.8 million, respectively. The related amortization for the three and nine months ended September 30, 2026 was $493 thousand and $1.8 million, respectively, and for the three and nine months ended September 30, 2025 was $360 thousand and $808 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of September 30, 2026 and December 31, 2025 were $7.1 million and $1.0 million, respectively.

Investments in Federal and State Rehabilitation/Historic Tax Credit

From time to time, the Corporation invests in certain limited partnerships that were formed to provide certain federal and state rehabilitation/historic tax credits. The carrying value of these investments, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheets, as of September 30, 2026 and December 31, 2025 were $1.2 million and $4.1 million, respectively. The investments recognized zero and $2.9 million in refundable tax credit income and $86 thousand and $2.8 million amortization expense for the three and nine months ended September 30, 2026, reported in other non-interest income on the condensed consolidated statements of income. The investments do not have any related amortization expense for the three and nine months ended September 30, 2025. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of September 30, 2026 and December 31, 2025 were $2.4 million and $3.2 million, respectively.

Litigation

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Corporation.

11.    STOCK COMPENSATION

The Corporation has a stock incentive plan, which is administered by a committee of the Board of Directors and which permits the Corporation to provide various types of stock-based compensation to its key employees, directors, and/or consultants. In April 2025, the Corporation's shareholders approved the CNB Financial Corporation 2025 Omnibus Incentive Plan (the "2025 Stock Incentive Plan"), which replaces the CNB Financial Corporation 2019 Omnibus Incentive Plan (the "2019 Stock Incentive Plan") and provides for the issuance of up to 782,246 shares of common stock (including shares that remained available for future awards under the 2019 Stock Incentive Plan as of the effective date of the 2025 Stock Incentive Plan and shares related to outstanding awards under the 2019 Stock Incentive Plan that may become available after expiration, forfeiture or cancellation of such awards). The 2025 Stock Incentive Plan provides for the issuance of common stock through the grant of a variety of awards, including stock options, stock appreciation rights, restricted stock units, unrestricted stock, dividend equivalent rights and other equity-based awards. The 2025 Stock Incentive Plan terminates in January 2035, unless terminated earlier by the Board of Directors.

For key employees, the vesting of time-based restricted stock is generally one-third or one-fourth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third or fourth anniversary of the grant date, respectively. Stock compensation received by non-employee directors vests in full as of the year-end of the year of grant.

At September 30, 2026, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan other than the non-vested time-based and performance-based restricted stock awards disclosed below and in previous filings. Except for such awards, no other stock-based compensation was granted during the three and nine months ended September 30, 2026 and 2025.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders' equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $1.0 million and $2.9 million for the three and nine months ended September 30, 2026, respectively, and $791 thousand and $1.9 million for the three and nine months ended September 30, 2025, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $217 thousand and $600 thousand for the three and nine months ended September 30, 2026, respectively, and $166 thousand and $397 thousand for the three and nine months ended September 30, 2025, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended September 30, 2026 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	300,807	$25.20
Granted	—	—
Forfeited	(1,929)	24.86
Vested	(1,049)	25.23
Unvested at end of period	297,829	$25.21

A summary of changes in time-based unvested restricted stock awards for the nine months ended September 30, 2026 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	247,184	$22.50
Granted	170,302	27.70
Forfeited	(19,350)	24.76
Vested	(100,307)	22.86
Unvested at end of period	297,829	$25.21

As of September 30, 2026 and December 31, 2025, there was $5.5 million and $3.6 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2025 Stock Incentive Plan. The fair value of shares vested was $36 thousand and $2.8 million during the three and nine months ended September 30, 2026, respectively and $35 thousand and $1.6 million during the three and nine months ended September 30, 2025, respectively.

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

In 2025, the 2023 PBRSAs were fully earned and in 2026, 15,294 shares were fully distributed. The fair value of the shares distributed in 2026 was $424 thousand.

12.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2026 and 2025, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested time-based restricted stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per common share computation:
Net income available to common shareholders	$26,985	$18,914	$80,175	$42,201
Net earnings allocated to participating securities	(225)	(149)	(715)	(345)
Net earnings allocated to common stock	$26,760	$18,765	$79,460	$41,856
Distributed earnings allocated to common stock	$5,571	$5,261	$16,717	$12,749
Undistributed earnings allocated to common stock	21,189	13,504	62,743	29,107
Net earnings allocated to common stock	$26,760	$18,765	$79,460	$41,856
Weighted average common shares outstanding, including shares considered participating securities	29,621	27,388	29,608	23,165
Less: Average participating securities	(233)	(209)	(255)	(166)
Weighted average shares	29,388	27,179	29,353	22,999
Basic earnings per common share	$0.91	$0.69	$2.71	$1.82
Diluted earnings per common share computation:
Net earnings allocated to common stock	$26,760	$18,765	$79,460	$41,856
Weighted average common shares outstanding for basic earnings per common share	29,388	27,179	29,353	22,999
Add: Dilutive effect of stock compensation	145	101	137	76
Weighted average shares and dilutive potential common shares	29,533	27,280	29,490	23,075
Diluted earnings per common share	$0.91	$0.69	$2.69	$1.81

13.    DERIVATIVE INSTRUMENTS

As of September 30, 2026 and December 31, 2025, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes. The Corporation's derivatives are not designated as hedging instruments for accounting purposes.

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

The Corporation pledged cash collateral to another financial institution with a balance of $13 thousand as of September 30, 2026 and $1.3 million as of December 31, 2025. This balance is included in cash and cash equivalents due from banks on the condensed consolidated balance sheets. The Corporation received cash collateral from another financial institution with a $5.4 million balance as of September 30, 2026 and $2.6 million balance as of December 31, 2025. This balance is included in interest bearing deposits with other financial institutions on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents under which, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation's condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

		Fair Value
	Notional Amount	Asset		Liability
September 30, 2026	$176,317	$7,949	(a)	$7,949	(b)
December 31, 2025	$181,171	$5,873	(a)	$5,873	(b)

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

The Corporation entered into Risk Participation Agreement ("RPA") swaps with other financial institutions related to loans in which the Corporation is a participant in. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $64.2 million as of September 30, 2026 and $53.1 million as of December 31, 2025.

The Corporation entered into RPA swaps with other financial institutions related to loans in which the Corporation is a participant out. The RPA provides credit protection to the Corporation should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $36.1 million as of September 30, 2026 and $28.7 million as of December 31, 2025.

The fair value of the RPA swaps was $4 thousand and $18 thousand as of September 30, 2026 and December 31, 2025, respectively, and is reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2026 and December 31, 2025:

		Fair Value Measurements at September 30, 2026 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$92,826	$64,258	$28,568	$—
State & political subdivisions	81,138	—	81,138	—
Agency residential & multi-family mortgage	467,124	—	467,124	—
Corporate notes & bonds	30,429	—	30,429	—
Pooled SBA	5,918	—	5,918	—
Total Securities Available-For-Sale	$677,435	$64,258	$613,177	$—
Interest Rate swaps	$7,949	$—	$7,949	$—
Equity Securities:
Corporate equity securities	$5,421	$5,421	$—	$—
Mutual funds	4,290	4,290	—	—
Money market funds	204	204	—	—
Corporate notes	1,830	—	1,830	—
Total Equity Securities	$11,745	$9,915	$1,830	$—
Liabilities:
Interest Rate swaps	$(7,949)	$—	$(7,949)	$—

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$113,095	$88,113	$24,982	$—
State & political subdivisions	87,848	—	87,848	—
Agency residential & multi-family mortgage	328,247	—	328,247	—
Corporate notes & bonds	47,940	—	47,940	—
Pooled SBA	7,200	—	7,200	—
Total Securities Available-For-Sale	$584,330	$88,113	$496,217	$—
Interest Rate swaps	$5,873	$—	$5,873	$—
Equity Securities:
Corporate equity securities	$4,745	$4,745	$—	$—
Mutual funds	3,792	3,792	—	—
Money market funds	245	245	—	—
Corporate notes	2,083	—	2,083	—
Total Equity Securities	$10,865	$8,782	$2,083	$—
Liabilities:
Interest Rate swaps	$(5,873)	$—	$(5,873)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2026 and December 31, 2025:

		Fair Value Measurements at September 30, 2026 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$391	$—	$—	$391
Owner-occupied, nonfarm nonresidential properties	5,896	—	—	5,896
Commercial and industrial	3,659	—	—	3,659
Other construction loans and all land development loans and other land loans	2,952	—	—	2,952
Multifamily (5 or more) residential properties	387	—	—	387
Non-owner occupied, nonfarm nonresidential properties	4,002	—	—	4,002
Home equity lines of credit	940	—	—	940
Residential Mortgages secured by first liens	1,981	—	—	1,981
Residential Mortgages secured by junior liens	302	—	—	302
Total collateral-dependent loans receivable:	$20,510	$—	$—	$20,510

		Fair Value Measurements at December 31, 2025 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$313	$—	$—	$313
Owner-occupied, nonfarm nonresidential properties	2,192	—	—	2,192
Commercial and industrial	3,207	—	—	3,207
Other construction loans and all land development loans and other land loans	2,608	—	—	2,608
Multifamily (5 or more) residential properties	654	—	—	654
Non-owner occupied, nonfarm nonresidential properties	1,305	—	—	1,305
Home equity lines of credit	1,011	—	—	1,011
Residential Mortgages secured by first liens	2,387	—	—	2,387
Residential Mortgages secured by junior liens	437	—	—	437
Total collateral-dependent loans receivable:	$14,114	$—	$—	$14,114

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2026:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$391	Valuation of third party appraisal on underlying collateral	Loss severity rates	7% (7%)
Owner-occupied, nonfarm nonresidential properties	5,896	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-73% (35%)
Commercial and industrial	3,659	Valuation of third party appraisal on underlying collateral	Loss severity rates	4%-100% (35%)
Other construction loans and all land development loans and other land loans	2,952	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-54% (46%)
Multifamily (5 or more) residential properties	387	Valuation of third party appraisal on underlying collateral	Loss severity rates	32% (32%)
Non-owner occupied, nonfarm nonresidential	4,002	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-73% (53%)
Home equity lines of credit	940	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-22% (17%)
Residential Mortgages secured by first liens	1,981	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-62% (23%)
Residential mortgages secured by junior liens	302	Valuation of third party appraisal on underlying collateral	Loss severity rates	15% (15%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2025:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$313	Valuation of third party appraisal on underlying collateral	Loss severity rates	27% (27%)
Owner-occupied, nonfarm nonresidential properties	2,192	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-100% (50%)
Commercial and industrial	3,207	Valuation of third party appraisal on underlying collateral	Loss severity rates	10%-100% (33%)
Other construction loans and all land development loans and other land loans	2,608	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-38% (36%)
Multifamily (5 or more) residential properties	654	Valuation of third party appraisal on underlying collateral	Loss severity rates	27%-32% (31%)
Non-owner occupied, nonfarm nonresidential	1,305	Valuation of third party appraisal on underlying collateral	Loss severity rates	87% (87%)
Home equity lines of credit	1,011	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-22% (17%)
Residential mortgages secured by first liens	2,387	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-60% (28%)
Residential mortgages secured by junior liens	437	Valuation of third party appraisal on underlying collateral	Loss severity rates	17% (17%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2026:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$325,345	$325,345	$—	$—	$325,345
Debt securities available-for-sale	677,435	64,258	613,177	—	677,435
Debt securities held-to-maturity	185,863	33,933	136,810	—	170,743
Equity securities	11,745	9,915	1,830	—	11,745
Loans held for sale	1,098	—	1,108	—	1,108
Net loans receivable	6,552,053	—	—	6,612,248	6,612,248
FHLB and other restricted stock holdings and investments	76,472	n/a	n/a	n/a	n/a
Interest rate swaps	7,949	—	7,949	—	7,949
Accrued interest receivable	34,418	617	3,064	30,737	34,418
LIABILITIES
Deposits	$(7,047,867)	$(5,936,376)	$(1,101,734)	$—	$(7,038,110)
Short-term borrowings	(164,000)	—	(163,574)	—	(163,574)
Subordinated notes and debentures	(55,620)	—	(55,945)	—	(55,945)
Deposits held for sale	(77,966)	(59,973)	(17,835)	—	(77,808)
Interest rate swaps	(7,949)	—	(7,949)	—	(7,949)
Accrued interest payable	(8,838)	—	(8,838)	—	(8,838)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2025:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$527,896	$527,896	$—	$—	$527,896
Debt securities available-for-sale	584,330	88,113	496,217	—	584,330
Debt securities held-to-maturity	242,138	58,483	171,211	—	229,694
Equity securities	10,865	8,782	2,083	—	10,865
Loans held for sale	2,517	—	2,506	—	2,506
Net loans receivable	6,426,685	—	—	6,444,201	6,444,201
FHLB and other restricted stock holdings and investments	58,547	n/a	n/a	n/a	n/a
Interest rate swaps	5,873	—	5,873	—	5,873
Accrued interest receivable	34,324	1,078	2,911	30,335	34,324
LIABILITIES
Deposits	$(7,027,109)	$(5,929,321)	$(1,094,998)	$—	$(7,024,319)
Short-term borrowings	(164,000)	—	(164,145)	—	(164,145)
Subordinated notes and debentures	(105,494)	—	(119,450)	—	(119,450)
Deposits held for sale	(88,119)	(70,524)	(17,550)	—	(88,074)
Interest rate swaps	(5,873)	—	(5,873)	—	(5,873)
Accrued interest payable	(7,324)	—	(7,324)	—	(7,324)

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

The Corporation's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer, Michael D. Peduzzi. The CODM assesses performance for the banking segment and decides how to allocate resources based on consolidated net income as reported on the statements of income. The measure of segment assets is reported on the balance sheets as total consolidated assets. The CODM uses net income to evaluate overall financial performance and profitability, and it is utilized as a key metric in evaluating the achievement of the Corporation's strategic plan. Net income is used to monitor budget versus actual results. The comparison of budgeted versus actual net income results are used in assessing the banking segment's performance and in establishing management's compensation.

Information reported internally for performance assessment by the CODM follows, including reconciliation to the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans including fees
Interest and fees on loans receivable	$103,943	$98,092	$307,606	$245,879
Investment securities	11,054	10,553	35,085	30,916
Total interest and dividend income	114,997	108,645	342,691	276,795
Interest Expense:
Deposits	35,945	37,941	108,366	102,851
Borrowed funds and finance lease liabilities	2,747	3,575	8,353	6,187
Total interest expense	38,692	41,516	116,719	109,038
NET INTEREST INCOME	76,305	67,129	225,972	167,757
PROVISION FOR CREDIT LOSS EXPENSE	3,471	2,069	6,246	7,963
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	72,834	65,060	219,726	159,794
NON-INTEREST INCOME:
Service charges on deposit accounts	2,144	2,222	6,188	5,592
Other service charges and fees	464	480	1,303	1,417
Wealth and asset management fees	3,672	2,359	8,757	6,264
Net realized and unrealized gains on securities	3	1,061	952	1,379
Mortgage banking	437	196	1,047	464
Bank owned life insurance	1,046	975	3,199	2,711
Card processing and interchange income	2,840	2,336	8,230	6,721
Other non-interest income	883	937	3,113	3,533
Total non-interest income	11,489	10,566	32,789	28,081
NON-INTEREST EXPENSES:
Salaries	17,321	15,597	50,940	42,256
Incentive	1,617	2,696	3,353	5,991
Benefits	5,767	5,046	18,107	15,004
Net occupancy expense	4,987	4,823	15,521	12,893
Amortization of core deposit intangible	1,025	780	3,046	813
Technology expense	7,417	5,485	21,803	16,325
State and local taxes	1,849	1,292	4,716	3,885
Legal, professional, and examination fees	1,145	1,637	3,635	3,483
Advertising	662	754	2,178	1,824
FDIC insurance	1,255	940	3,083	2,862
Card processing and interchange expenses	1,453	1,300	4,430	3,713
Merger and integration costs	—	4,155	—	6,041
Other non-interest expenses	6,606	5,652	20,187	15,722
Total non-interest expenses	51,104	50,157	150,999	130,812
INCOME BEFORE INCOME TAXES	33,219	25,469	101,516	57,063
INCOME TAX EXPENSE	5,158	5,479	18,115	11,636
SEGMENT NET INCOME	$28,061	$19,990	$83,401	$45,427

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

The Corporation is a financial holding company registered under the Bank Holding Company Act. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. The Corporation's subsidiary, the Bank, provides financial services to individuals and businesses. The CNB Bank franchise's primary market areas are the Pennsylvania counties of Blair, Cambria, Centre, Clearfield, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake, and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow, and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie, Niagara, and Ontario. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Botetourt, Craig, Franklin, New River Valley, and Roanoke. ESSA Bank, a division of the Bank, operates in the Pennsylvania counties of Delaware, Chester, Lackawanna, Lehigh, Luzerne, Monroe, and Northampton. Effective February 12, 2026, the Bank became a member bank of the Federal Reserve System, and its primary federal regulator is now the Federal Reserve Board, instead of the Federal Deposit Insurance Corporation.

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

The following discussion should be read in conjunction with the Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the 2025 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the full year ending December 31, 2026, or any future period.

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
•Tangible common equity;
•Tangible book value per common share;
•Tangible common equity/tangible assets;
•Efficiency ratio (fully tax-equivalent basis) and efficiency ratio (fully tax-equivalent basis and excluding merger and integration costs);
•Net interest margin (fully tax-equivalent basis) and net interest margin, excluding purchase accounting loan accretion (fully tax-equivalent basis);
•Basic and diluted earnings per common share (excluding merger transaction related expenses);
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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $325.3 million at September 30, 2026, including additional excess liquidity of $221.2 million held at the Federal Reserve, compared to $527.9 million at December 31, 2025. These excess funds, when combined with collective contingent liquidity resources of $6.2 billion including (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 4.7 times the estimated amount of adjusted uninsured deposit balances.

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

SECURITIES

AFS debt securities and equity securities combined totaled $689.2 million and $595.2 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the total balance of investments classified as HTM debt securities was $185.9 million compared to $242.1 million at December 31, 2025.

The Corporation's objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 4, "Securities," to the condensed consolidated financial statements provides more detail concerning the composition of the Corporation's securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of AFS debt securities as of September 30, 2026. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	September 30, 2026
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government sponsored entities	$1,240	4.03%	$25,076	3.79%	$66,510	4.21%	$—	—%	$92,826	4.09%
State & political subdivisions	10,675	2.84	43,511	1.96	16,581	2.67	10,371	2.33	81,138	2.27
Agency residential & multi-family mortgage	10	1.62	8,393	2.56	15,540	1.37	443,181	3.94	467,124	3.83
Corporate notes & bonds	2,932	4.44	14,542	7.30	11,952	4.99	1,003	6.75	30,429	6.10
Pooled SBA	20	5.52	1,205	3.68	3,854	2.18	839	2.12	5,918	2.49
Total	$14,877	3.26%	$92,727	3.37%	$114,437	3.61%	$455,394	3.91%	$677,435	3.77%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of HTM debt securities as of September 30, 2026:

	September 30, 2026
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government sponsored entities	$67,746	1.60%	$50,814	1.71%	$8,981	2.27%	$—	—%	$127,541	1.69%
Agency residential & multi-family mortgage	38	3.23	—	—	3,653	2.84	54,631	2.68	58,322	2.69
Total	$67,784	1.60%	$50,814	1.71%	$12,634	2.43%	$54,631	2.68%	$185,863	2.00%

The following table summarizes the weighted average modified duration of AFS securities as of September 30, 2026:

Weighted Average Modified Duration (in Years)
U.S. Government sponsored entities	5.09
State & political subdivisions	3.51
Agency residential & multi-family mortgage	4.62
Corporate notes & bonds	4.76
Pooled SBA	2.59
Total	4.50

The following table summarizes the weighted average modified duration of securities HTM as of September 30, 2026:

Weighted Average Modified Duration (in Years)
U.S. Government sponsored entities	1.62
Agency residential & multi-family mortgage	4.62
Total	2.62

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

Excluding $124.1 million of syndicated loan balances, total loans were $6.5 billion as of September 30, 2026. Organic loans increased $73.6 million, or 1.15% year to date increase (1.53% annualized), from December 31, 2025. The increase in loans for the nine months ended September 30, 2026 compared to December 31, 2025 was primarily driven by commercial and industrial loans and residential real estate loans, partially offset by an increased level of commercial real estate ("CRE") loan prepayments, including full repayments of $71.4 million of CRE loans acquired in 2025 as a result of the ESSA acquisition, and a full payoff of $40.0 million of the Corporation’s largest office building loan related to a CRE property in the BankOnBuffalo division.

At September 30, 2026, the Corporation's condensed consolidated balance sheets reflected an increase in syndicated lending balances of $53.3 million compared to December 31, 2025. The syndicated loan portfolio totaled $124.1 million, or 1.87% of total loans, at September 30, 2026, compared to $70.8 million, or 1.09% of total loans at December 31, 2025. The Corporation continues to focus on evaluating the level and composition of its syndicated loan portfolio to ensure it continues to provide strong credit quality and profitable use of excess liquidity, while complementing the Corporation’s loan growth from its in-market customer relationships. The Corporation’s portfolio of syndicated credits includes only commercial and industrial loans and no CRE exposure.

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

At September 30, 2026, the Corporation had the following key metrics related to its office, hospitality, and multifamily portfolios with such metrics including the impact on the respective portfolios of loans acquired during the third quarter of 2025 from the ESSA acquisition, as well as notable early payoffs of larger CRE credits occurring in the first quarter of 2026 as previously noted:

•Commercial office loans:
◦There were 140 outstanding loans, totaling $132.0 million, or 1.99% of total loans outstanding;
◦There were two nonaccrual commercial office loans that totaled $2.0 million, or 1.55% of total commercial office loans outstanding;
◦There was one past-due commercial office loan that totaled $202 thousand, or 0.15% of the total commercial office loans outstanding; and
◦The average outstanding balance per commercial office loan was $943 thousand.

•Commercial hospitality loans:
◦There were 148 outstanding loans, totaling $370.2 million, or 5.59% of total loans outstanding;
◦There were no nonaccrual commercial hospitality loans;
◦There were no past-due commercial hospitality loans; and
◦The average outstanding balance per commercial hospitality loan was $2.5 million.

•Commercial multifamily loans:
◦There were 331 outstanding loans, totaling $539.7 million, or 8.15% of total loans outstanding;
◦There were two nonaccrual commercial multifamily loans that totaled $721 thousand, or 0.13% of total multifamily loans outstanding;
◦There were four past-due commercial multifamily loans that totaled $2.9 million, or 0.54% of total multifamily loans outstanding; and
◦The average outstanding balance per commercial multifamily loan was $1.6 million.

The following table summarizes the geographic region (based upon metropolitan statistical areas) in which the commercial office, hospitality and multifamily loans were originated as of September 30, 2026:

September 30, 2026
Commercial Office
Geographic Region:
Cleveland, OH	23.19%
Allentown-Bethlehem-Easton, PA	9.37
Cincinnati, OH	8.15
Buffalo, NY	7.72
State College-DuBois, PA	4.45
All other geographical regions	47.12
Total Commercial Office	100.00%

Commercial Hospitality
Geographic Region:
Columbus, OH	15.85%
Buffalo, NY	15.09
Pittsburgh, PA	12.72
Cleveland, OH	9.13
Roanoke, VA	6.59
All other geographical regions	40.62
Total Commercial Hospitality	100.00%

Commercial Multifamily
Geographic Region:
Cleveland, OH	26.36%
Buffalo, NY	20.68
Allentown-Bethlehem-Easton, PA	15.39
Philadelphia, PA	10.50
Columbus, OH	6.03
All other geographical regions	21.04
Total Commercial Multifamily	100.00%

As of September 30, 2026, the Corporation had no commercial office, hospitality or multifamily loan relationships considered by the banking regulators to be high volatility commercial real estate ("HVCRE") credits.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at September 30, 2026. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	September 30, 2026
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$—	$3,183	$4,113	$—	$7,296
Owner-occupied, nonfarm nonresidential properties	7,728	45,339	37,233	1,983	92,283
Agricultural production and other loans to farmers	—	17	—	—	17
Loans to depository institutions	—	—	—	—	—
Commercial and Industrial	29,740	222,023	116,397	36,552	404,712
Obligations (other than securities and leases) of states and political subdivisions	1,016	22,758	91,554	9,681	125,009
Other loans	46	809	46,448	507	47,810
Other construction loans and all land development and other land loans (1)	42,683	41,680	6,867	4,985	96,215
Multifamily (5 or more) residential properties	42,398	115,414	14,296	7,072	179,180
Non-owner occupied, nonfarm nonresidential properties	104,321	244,830	104,300	11,522	464,973
1-4 Family Construction (1)	2,174	994	—	2,659	5,827
Home equity lines of credit	1	155	768	42,190	43,114
Residential Mortgages secured by first liens	11,859	52,316	325,820	553,930	943,925
Residential Mortgages secured by junior liens	367	10,670	89,830	24,961	125,828
Other revolving credit plans	9	2	4	1	16
Automobile	454	11,699	2,360	—	14,513
Other consumer	5,847	21,710	8,795	13,856	50,208
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$248,643	$793,599	$848,785	$709,899	$2,600,926

Loans Receivable with Variable or Floating Interest Rate
Farmland	$1,835	$3,199	$6,821	$5,474	$17,329
Owner-occupied, nonfarm nonresidential properties	62,378	77,964	368,289	48,049	556,680
Agricultural production and other loans to farmers	852	353	4,650	—	5,855
Loans to depository institutions	5,000	—	—	—	5,000
Commercial and Industrial	335,254	79,723	73,972	6,501	495,450
Obligations (other than securities and leases) of states and political subdivisions	5,604	646	16,103	14,771	37,124
Other loans	2,285	854	7,008	—	10,147
Other construction loans and all land development and other land loans (1)	118,236	142,582	44,012	50,759	355,589
Multifamily (5 or more) residential properties	70,114	81,008	308,172	4,241	463,535
Non-owner occupied, nonfarm nonresidential properties	114,231	266,780	464,501	59,710	905,222
1-4 Family Construction (1)	11,067	9,080	2,914	301	23,362
Home equity lines of credit	10,816	11,009	33,730	190,436	245,991
Residential Mortgages secured by first liens	11,698	35,803	138,455	627,666	813,622
Residential Mortgages secured by junior liens	1,257	1,240	10,138	1,487	14,122
Other revolving credit plans	4,481	2,742	46,046	1,630	54,899
Automobile	—	—	—	—	—
Other consumer	129	95	47	55	326
Credit cards	15,155	—	—	—	15,155
Overdrafts	292	—	—	—	292
Total	$770,684	$713,078	$1,524,858	$1,011,080	$4,019,700
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At September 30, 2026, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Nonaccrual loans	$53,618	$39,845
Accrual loans greater than 90 days past due	99	42
Total nonperforming loans	53,717	39,887
Other real estate owned and repossessed assets	3,140	2,280
Total nonperforming assets	$56,857	$42,167
Total loans receivable	$6,620,626	$6,493,740
Nonaccrual loans as a percentage of total loans receivable	0.81%	0.61%
Total assets	$8,385,117	$8,396,435
Nonperforming assets as a percentage of total assets	0.68%	0.50%
Allowance for credit losses on loans receivable	$68,573	$67,055
Allowance for credit losses / Total loans	1.04%	1.03%
Ratio of allowance for credit losses to nonaccrual loans	127.89%	168.29%

Total nonperforming assets were $56.9 million, or 0.68% of total assets, as of September 30, 2026, compared to $42.2 million, or 0.50% of total assets, as of December 31, 2025. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 127.89% at September 30, 2026, compared to 168.29% at December 31, 2025. The increase in nonperforming assets for the nine months ended September 30, 2026, compared to December 31, 2025 was primarily driven by two commercial relationships.

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

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at September 30, 2026 and December 31, 2025; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	September 30, 2026
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$134	0.37%	$24,625	0.54%
Owner-occupied, nonfarm nonresidential properties	5,818	9.80	648,963	0.90
Agricultural production and other loans to farmers	35	0.09	5,872	0.60
Loans to depository institutions	30	0.08	5,000	0.60
Commercial and Industrial	12,433	13.60	900,162	1.38
Obligations (other than securities and leases) of states and political subdivisions	1,586	2.45	162,133	0.98
Other loans	510	0.87	57,957	0.88
Other construction loans and all land development and other land loans	4,280	6.82	451,804	0.95
Multifamily (5 or more) residential properties	3,353	9.71	642,715	0.52
Non-owner occupied, nonfarm nonresidential properties	12,826	20.70	1,370,195	0.94
1-4 Family Construction	175	0.44	29,189	0.60
Home equity lines of credit	1,945	4.37	289,105	0.67
Residential Mortgages secured by first liens	17,773	26.55	1,757,547	1.01
Residential Mortgages secured by junior liens	1,883	2.11	139,950	1.35
Other revolving credit plans	1,754	0.83	54,915	3.19
Automobile	178	0.22	14,513	1.23
Other consumer	3,326	0.76	50,534	6.58
Credit cards	242	0.23	15,155	1.60
Overdrafts	292	—	292	100.00
Total	$68,573	100.00%	$6,620,626	1.04%

	December 31, 2025
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$162	0.43%	$27,583	0.59%
Owner-occupied, nonfarm nonresidential properties	6,176	9.80	636,444	0.97
Agricultural production and other loans to farmers	37	0.09	5,989	0.62
Loans to depository institutions	20	0.04	2,439	0.82
Commercial and Industrial	9,360	12.00	778,978	1.20
Obligations (other than securities and leases) of states and political subdivisions	1,823	2.64	171,486	1.06
Other loans	454	0.74	47,719	0.95
Other construction loans and all land development and other land loans	4,366	5.64	366,174	1.19
Multifamily (5 or more) residential properties	4,314	10.93	709,832	0.61
Non-owner occupied, nonfarm nonresidential properties	15,467	21.86	1,419,643	1.09
1-4 Family Construction	350	0.64	41,659	0.84
Home equity lines of credit	1,884	3.86	250,823	0.75
Residential Mortgages secured by first liens	15,910	27.15	1,763,071	0.90
Residential Mortgages secured by junior liens	1,732	2.17	140,790	1.23
Other revolving credit plans	1,222	0.75	48,953	2.50
Automobile	207	0.26	17,037	1.22
Other consumer	3,056	0.79	51,474	5.94
Credit cards	146	0.20	13,276	1.10
Overdrafts	369	0.01	370	99.73
Total	$67,055	100.00%	$6,493,740	1.03%

The allowance for credit losses measured as a percentage of total loans receivable was 1.04% as of September 30, 2026 and 1.03% as of December 31, 2025.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the nine months ended September 30, 2026, the allowance for credit losses increased $1.5 million, primarily driven by growth in the Corporation's loan portfolio. Significant uncertainty continues to exist in the domestic and global economic environment, with respect to changes in trade policies, elevated interest rates, inflationary pressures, labor market conditions, fluctuations in consumer and business confidence, and geopolitical developments. These factors may adversely affect the financial condition and repayment capacity of commercial and consumer borrowers. The Corporation continues to monitor these and other economic conditions as part of its allowance for credit losses estimation process and will update its estimate of expected credit losses as warranted by changes in forecasts, portfolio performance, and other available information.

Note 5, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of September 30, 2026 and December 31, 2025.

Additional information related to provision for credit loss expense and net charge-offs and recoveries for the three and nine months ended September 30, 2026 and 2025 is presented in the tables below.

	Three Months Ended September 30, 2026
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(104)	$—	$25,132	—%
Owner-occupied, nonfarm nonresidential properties	(224)	—	651,208	—
Agricultural production and other loans to farmers	3	—	5,728	—
Loans to depository institutions	14	—	4,373	—
Commercial and Industrial	1,075	(1,647)	896,910	(0.73)
Obligations (other than securities and leases) of states and political subdivisions	(116)	—	164,641	—
Other loans	25	—	58,035	—
Other construction loans and all land development and other land loans	(47)	—	437,659	—
Multifamily (5 or more) residential properties	(243)	—	632,691	—
Non-owner occupied, nonfarm nonresidential properties	(526)	—	1,356,705	—
1-4 Family Construction	(93)	—	31,378	—
Home equity lines of credit	143	(12)	274,983	(0.02)
Residential Mortgages secured by first liens	2,284	(20)	1,750,802	—
Residential Mortgages secured by junior liens	200	(39)	139,549	(0.11)
Other revolving credit plans	313	(49)	53,515	(0.36)
Automobile	22	(19)	14,794	(0.51)
Other consumer	637	(419)	49,565	(3.35)
Credit cards	82	(58)	16,227	(1.42)
Overdrafts	26	(90)	208	(171.67)
Total	$3,471	$(2,353)	$6,564,103	(0.14)
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Nine Months Ended September 30, 2026
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(28)	$—	$26,258	—%
Owner-occupied, nonfarm nonresidential properties	(328)	(30)	639,601	(0.01)
Agricultural production and other loans to farmers	(2)	—	5,890	—
Loans to depository institutions	10	—	2,475	—
Commercial and Industrial	4,783	(1,710)	841,020	(0.27)
Obligations (other than securities and leases) of states and political subdivisions	(237)	—	169,071	—
Other loans	56	—	51,829	—
Other construction loans and all land development and other land loans	(86)	—	424,304	—
Multifamily (5 or more) residential properties	(961)	—	655,011	—
Non-owner occupied, nonfarm nonresidential properties	(2,644)	3	1,367,476	—
1-4 Family Construction	(173)	(2)	34,245	(0.01)
Home equity lines of credit	73	(12)	264,518	(0.01)
Residential Mortgages secured by first liens	2,814	(951)	1,748,182	(0.07)
Residential Mortgages secured by junior liens	190	(39)	138,237	(0.04)
Other revolving credit plans	609	(77)	51,851	(0.20)
Automobile	27	(56)	15,925	(0.47)
Other consumer	1,514	(1,244)	49,717	(3.35)
Credit cards	302	(206)	15,735	(1.75)
Overdrafts	279	(356)	237	(200.83)
Total	$6,198	$(4,680)	$6,501,582	(0.10)
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Three Months Ended September 30, 2025
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$—	$—	$28,874	—%
Owner-occupied, nonfarm nonresidential properties	889	—	632,173	—
Agricultural production and other loans to farmers	—	—	6,279	—
Loans to depository institutions	2	—	5,594	—
Commercial and Industrial	257	(155)	746,181	(0.08)
Obligations (other than securities and leases) of states and political subdivisions	96	—	174,615	—
Other loans	52	—	49,026	—
Other construction loans and all land development and other land loans	64	—	366,851	—
Multifamily (5 or more) residential properties	217	—	625,509	—
Non-owner occupied, nonfarm nonresidential properties	272	—	1,277,031	—
1-4 Family Construction	(55)	—	39,440	—
Home equity lines of credit	190	(70)	212,063	(0.13)
Residential Mortgages secured by first liens	(839)	(11)	1,546,066	—
Residential Mortgages secured by junior liens	(399)	—	134,386	—
Other revolving credit plans	85	(47)	42,523	(0.44)
Automobile	(9)	(20)	18,524	(0.43)
Other consumer	498	(426)	51,258	(3.30)
Credit cards	165	(166)	14,861	(4.43)
Overdrafts	583	(62)	187	(131.54)
Total	$2,068	$(957)	$5,971,441	(0.06)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Nine Months Ended September 30, 2025
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(10)	$—	$29,966	—%
Owner-occupied, nonfarm nonresidential properties	1,207	(1,487)	567,534	(0.35)
Agricultural production and other loans to farmers	—	—	6,448	—
Loans to depository institutions	2	—	1,885	—
Commercial and Industrial	1,565	(879)	733,390	(0.16)
Obligations (other than securities and leases) of states and political subdivisions	55	—	152,693	—
Other loans	137	—	36,272	—
Other construction loans and all land development and other land loans	228	—	312,249	—
Multifamily (5 or more) residential properties	925	(1,072)	488,792	(0.29)
Non-owner occupied, nonfarm nonresidential properties	551	—	1,101,535	—
1-4 Family Construction	(153)	—	25,766	—
Home equity lines of credit	577	(60)	189,478	(0.04)
Residential Mortgages secured by first liens	106	(52)	1,193,490	(0.01)
Residential Mortgages secured by junior liens	(170)	—	116,813	—
Other revolving credit plans	179	(69)	39,717	(0.23)
Automobile	(32)	(25)	19,377	(0.17)
Other consumer	1,691	(1,567)	51,589	(4.06)
Credit cards	291	(274)	14,866	(2.46)
Overdrafts	633	(214)	202	(141.64)
Total	$7,782	$(5,699)	$5,082,062	(0.15)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 10, "Off-Balance Sheet Commitments and Contingencies," to the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Provision for credit losses was $3.5 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, compared to $2.1 million and $8.0 million for the three and nine months ended September 30, 2025, respectively. The increase in provision for credit losses for the three months ended September 30, 2026 compared to September 30, 2025, was primarily due to a $1.6 million charge-off on one commercial loan relationship. The decrease in provision for credit loss expense for the nine months ended September 30, 2026 compared to September 30, 2025 was primarily attributable to lower net loan charge-offs. In addition, the provision for credit losses included no provision and a provision of $48 thousand, respectively, related to the allowance for unfunded commitments for the three and nine months ended September 30, 2026, compared to provisions of $1 thousand and $181 thousand, respectively, related to the allowance for unfunded commitments for the three and nine months ended September 30, 2025.

DEPOSITS

The Corporation's sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	September 30, 2026	Percent of Deposits in Each Category to Total Deposits	December 31, 2025	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2026 vs. 2025
Demand, non-interest-bearing	$1,161,425	16.48%	$1,092,076	15.54%	6.4%
Demand, interest-bearing	1,047,255	14.86	1,014,606	14.44	3.2
Savings deposits	3,727,696	52.89	3,822,639	54.40	(2.5)
Time deposits	1,111,491	15.77	1,097,788	15.62	1.2
Total deposits	$7,047,867	100.00%	$7,027,109	100.00%	0.3%

At September 30, 2026, total deposits were $7.0 billion. Including $78.0 million in deposits classified as held for sale, organic deposit growth for the year totaled $10.6 million, or 0.15% (0.20% annualized), from December 31, 2025. The third quarter of 2026 included the impact of the Bank's strategy to exit certain higher cost corporate deposits totaling approximately $76.1 million, with an average interest cost of 3.69%. Excluding the impact of this strategic corporate deposits exit, total deposits increased approximately $86.7 million or 1.22% (1.63% annualized), compared to December 31, 2025. Noninterest-bearing balances as of September 30, 2026, compared to December 31, 2025, increased $69.3 million or 6.35% (8.49% annualized) primarily driven by additional and expanded treasury management customer relationships.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended September 30,
	2026		2025
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, non-interest-bearing	$1,169,691	—%	$1,078,091	—%
Demand, interest-bearing	1,043,288	0.96	913,337	1.00
Savings deposits	3,748,029	2.47	3,501,326	2.86
Time deposits	1,149,064	3.48	1,062,394	3.90
Total	$7,110,072		$6,555,148

	Nine Months Ended September 30,
	2026		2025
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, non-interest-bearing	$1,149,662	—%	$909,597	—%
Demand, interest-bearing	1,035,317	0.94	776,145	0.95
Savings deposits	3,794,154	2.50	3,248,202	2.98
Time deposits	1,142,899	3.53	849,122	3.93
Total	$7,122,032		$5,783,066

The following table presents additional information about our September 30, 2026 and December 31, 2025 deposits:

	September 30, 2026	December 31, 2025
Time deposits not covered by deposit insurance	$76,889	$75,807
Total deposits not covered by deposit insurance	2,145,914	2,006,055

At September 30, 2026, the total estimated uninsured deposits for the Bank were approximately $2.1 billion, or approximately 30.02% of total Bank deposits. However, when excluding $22.3 million of affiliate company deposits and $760.4 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $1.4 billion, or approximately 19.07% of total Bank deposits as of September 30, 2026.

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

Scheduled maturities of time deposits not covered by deposit insurance at September 30, 2026 were as follows:

September 30, 2026
3 months or less	$12,775
Over 3 through 6 months	17,378
Over 6 through 12 months	20,108
Over 12 months	26,628
Total	$76,889

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

The Corporation's expected material cash requirements for the twelve months ending September 30, 2027 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses, and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as by maintaining access to wholesale funding sources.

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

At September 30, 2026, the Corporation's cash and cash equivalents position was approximately $325.3 million, including liquidity of $221.2 million held at the Federal Reserve. These excess funds, when combined with $6.2 billion in (i) available borrowing capacity from the FHLB and the Federal Reserve, and (ii) available unused commitments from brokered deposit sources and other third-party funding channels, including previously established lines of credit from correspondent banks, result in the total available liquidity sources for the Corporation to be approximately 4.7 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity and borrowing capacities as of September 30, 2026:

Net Available
FHLB borrowing capacity (1)	$1,780,254
Federal Reserve borrowing capacity (2)	305,131
Brokered deposits (3)	2,598,905
Other third-party funding channels (3) (4)	1,489,969
Total net available liquidity and borrowing capacity	$6,174,259
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window and BIC program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of September 30, 2026, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business, the Corporation has entered into contractual obligations and has made other commitments to make future payments. Refer to the accompanying notes to condensed consolidated financial statements elsewhere in this report for the expected timing of such payments as of September 30, 2026. The Corporation's material contractual obligations as of September 30, 2026 consisted of (i) long-term borrowings - Note 8, "Borrowings," (ii) operating leases - Note 6, "Leases," (iii) time deposits with stated maturity dates - Note 7, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 10, "Off-Balance Sheet Commitments and Contingencies."

Shareholders' Equity, Capital Ratios and Metrics

As of September 30, 2026, the Corporation's total shareholders' equity was $912.6 million, representing an increase of $40.4 million, or 4.63%, from December 31, 2025, primarily driven by growth in retained earnings, net of the payment of common and preferred stock dividends, partially offset by an increase in accumulated other comprehensive loss.

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

As of September 30, 2026, all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation's capital ratios and book value per common share at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Total risk-based ratio (1)	14.67%	14.78%
Tier 1 risk-based ratio	13.37%	12.65%
Common equity tier 1 ratio	12.19%	11.44%
Tier 1 leverage ratio	10.57%	9.87%
Common shareholders' equity/total assets	10.19%	9.70%
Tangible common equity/tangible assets (2)	8.91%	8.36%
Book value per common share	$28.86	$27.63
Tangible book value per common share (2)	$24.87	$23.48
(1) The primary driver of the decrease in the Total risk-based ratio from December 31, 2025, to September 30, 2026 was the redemption of $50.0 million of Subordinated Notes in June 2026. See Note 8, "Borrowings," to the condensed consolidated financial statements for additional information regarding the redemption.
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

At September 30, 2026, the Corporation's pre-tax net unrealized losses on the combined portfolios of available-for-sale and held-to-maturity securities totaled approximately $81.9 million, or 8.98% of total shareholders' equity, compared to $47.0 million, or 5.39% of total shareholders' equity at December 31, 2025. The change in unrealized losses was primarily due to changes in the yield curve, coupled with the Corporation's scheduled bond maturities, which were all realized at par. Importantly, all regulatory capital ratios for the Corporation would exceed regulatory "well-capitalized" levels as of both September 30, 2026 and December 31, 2025 if the net unrealized losses at the respective dates were fully recognized.

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

The following tables present average balances of certain measures of our financial condition and net interest margin for the three and nine months ended September 30, 2026 and 2025:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	September 30, 2026			September 30, 2025
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$867,953	3.26%	$7,503	$797,866	2.92%	$6,151
Tax-exempt (1) (2) (4)	21,715	2.77	163	24,531	2.62	174
Equity securities (1) (2)	36,488	7.89	726	21,044	1.79	95
Total securities (4)	926,156	3.42	8,392	843,441	2.89	6,420
Loans receivable:
Commercial (2) (3)	1,916,991	6.54	31,593	1,644,092	6.98	28,921
Commercial & residential mortgages and loans held for sale (2) (3)	4,511,322	6.09	69,230	4,212,211	6.19	65,752
Consumer (3)	135,790	10.23	3,500	127,428	11.52	3,701
Total loans receivable (3)	6,564,103	6.31	104,323	5,983,731	6.52	98,374
Interest-bearing deposits with the Federal Reserve and other financial institutions	295,545	3.70	2,756	394,484	4.19	4,165
Total earning assets	7,785,804	5.85	$115,471	7,221,656	5.96	$108,959
Non-interest-bearing assets:
Cash and cash equivalents due from banks	76,192			77,224
Premises and equipment	144,600			145,087
Other assets	448,828			416,992
Allowance for credit losses	(67,722)			(62,092)
Total non-interest-bearing assets	601,898			577,211
TOTAL ASSETS	$8,387,702			$7,798,867
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand—interest-bearing	$1,043,288	0.96%	$2,517	$913,337	1.00%	$2,291
Savings	3,748,029	2.47	23,361	3,501,326	2.86	25,200
Time	1,149,064	3.48	10,067	1,062,394	3.90	10,450
Total interest-bearing deposits	5,940,381	2.40	35,945	5,477,057	2.75	37,941
Short-term borrowings	164,000	4.03	1,664	218,871	4.08	2,251
Finance lease liabilities	17,995	5.31	241	18,079	5.49	250
Subordinated notes and debentures	55,620	6.01	842	105,380	4.04	1,074
Total interest-bearing liabilities	6,177,996	2.48	$38,692	5,819,387	2.83	$41,516
Demand—non-interest-bearing	1,169,691			1,078,091
Other liabilities	119,305			112,123
Total liabilities	7,466,992			7,009,601
Shareholders' equity	920,710			789,266
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,387,702			$7,798,867
Interest income/Earning assets		5.85%	$115,471		5.96%	$108,959
Interest expense/Interest-bearing liabilities		2.48	38,692		2.83	41,516
Net interest spread		3.37%	$76,779		3.13%	$67,443
Interest income/Earning assets		5.85%	$115,471		5.96%	$108,959
Interest expense/Earning assets		1.96	38,692		2.27	41,516
Net interest margin (fully tax-equivalent)		3.89%	$76,779		3.69%	$67,443
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended September 30, 2026 and 2025 was $474 thousand and $314 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended September 30, 2026 and 2025 was $(47.1) million and $(39.1) million, respectively.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Nine Months Ended,
	September 30, 2026			September 30, 2025
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$872,844	3.22%	$21,932	$778,262	2.82%	$17,308
Tax-exempt (1) (2) (4)	22,791	2.80	507	24,709	2.64	528
Equity securities (1) (2)	34,259	7.89	2,023	12,079	3.38	305
Total securities (4)	929,894	3.37	24,462	815,050	2.83	18,141
Loans receivable:
Commercial (2) (3)	1,838,301	6.71	92,250	1,528,643	6.82	77,954
Commercial & residential mortgages and loans held for sale (2) (3)	4,528,930	6.08	206,059	3,431,785	6.14	157,620
Consumer (3)	134,351	10.35	10,403	125,776	11.74	11,047
Total loans receivable (3)	6,501,582	6.35	308,712	5,086,204	6.48	246,621
Interest-bearing deposits with the Federal Reserve and other financial institutions	378,825	3.84	10,883	384,762	4.47	12,871
Total earning assets	7,810,301	5.86	$344,057	6,286,016	5.87	$277,633
Non-interest-bearing assets:
Cash and cash equivalents due from banks	76,341			64,701
Premises and equipment	146,107			134,523
Other assets	444,370			324,414
Allowance for credit losses	(67,292)			(52,181)
Total non-interest-bearing assets	599,526			471,457
TOTAL ASSETS	$8,409,827			$6,757,473
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand—interest-bearing	$1,035,317	0.94%	$7,254	$776,145	0.95%	$5,537
Savings	3,794,154	2.50	70,898	3,248,202	2.98	72,326
Time	1,142,899	3.53	30,214	849,122	3.93	24,988
Total interest-bearing deposits	5,972,370	2.43	108,366	4,873,469	2.82	102,851
Short-term borrowings	164,000	3.87	4,749	73,785	4.08	2,251
Finance lease liabilities	18,016	5.31	715	16,704	5.67	708
Subordinated notes and debentures	86,916	4.44	2,889	105,304	4.10	3,228
Total interest-bearing liabilities	6,241,302	2.50	$116,719	5,069,262	2.88	$109,038
Demand—non-interest-bearing	1,149,662			909,597
Other liabilities	118,363			98,414
Total liabilities	7,509,327			6,077,273
Shareholders' equity	900,500			680,200
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,409,827			$6,757,473
Interest income/Earning assets		5.86%	$344,057		5.87%	$277,633
Interest expense/Interest-bearing liabilities		2.50	116,719		2.88	109,038
Net interest spread		3.36%	$227,338		2.99%	$168,595
Interest income/Earning assets		5.86%	$344,057		5.87%	$277,633
Interest expense/Earning assets		1.99	116,719		2.31	109,038
Net interest margin (fully tax-equivalent)		3.87%	$227,338		3.56%	$168,595
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the nine months ended September 30, 2026 and 2025 was $1.4 million and $838 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the nine months ended September 30, 2026 and 2025 was $(39.9) million and $(43.2) million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended September 30, 2026 and 2025:

Net Interest Income Rate-Volume Variance	For Three Months Ended September 30, 2026 over (under) September 30, 2025 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$608	$744	$1,352
Tax-exempt (2)	(19)	8	(11)
Equity securities (2)	70	561	631
Total securities	659	1,313	1,972
Loans receivable:
Commercial (2)	4,798	(2,126)	2,672
Mortgage (2) (3)	4,615	(1,137)	3,478
Consumer	241	(442)	(201)
Total loans receivable	9,654	(3,705)	5,949
Other earning assets	(1,044)	(365)	(1,409)
Total Earning Assets	$9,269	$(2,757)	$6,512

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand – interest-bearing	$331	$(105)	$226
Savings	1,845	(3,684)	(1,839)
Time	833	(1,216)	(383)
Total interest-bearing deposits	3,009	(5,005)	(1,996)
Short-Term Borrowings	(566)	(21)	(587)
Finance lease liabilities	(1)	(8)	(9)
Subordinated debentures	(508)	276	(232)
Total Interest-Bearing Liabilities	$1,934	$(4,758)	$(2,824)

Change in Net Interest Income	$7,335	$2,001	$9,336
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 21% for the three months ended September 30, 2026 and September 30, 2025.
(3) Includes loans held for sale.

The following table presents the change in net interest income for the nine months ended September 30, 2026 and 2025:

Net Interest Income Rate-Volume Variance	For Nine Months Ended September 30, 2026 over (under) September 30, 2025 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$2,013	$2,611	$4,624
Tax-exempt (2)	(48)	27	(21)
Equity securities (2)	562	1,156	1,718
Total securities	2,527	3,794	6,321
Loans receivable:
Commercial (2)	15,808	(1,512)	14,296
Mortgage (2) (3)	50,471	(2,032)	48,439
Consumer	753	(1,397)	(644)
Total loans receivable	67,032	(4,941)	62,091
Other earning assets	(203)	(1,785)	(1,988)
Total Earning Assets	$69,356	$(2,932)	$66,424

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand – interest-bearing	$1,794	$(77)	$1,717
Savings	12,194	(13,622)	(1,428)
Time	8,645	(3,419)	5,226
Total interest-bearing deposits	22,633	(17,118)	5,515
Short-Term Borrowings	2,756	(258)	2,498
Finance lease liabilities	56	(49)	7
Subordinated debentures	(560)	221	(339)
Total Interest-Bearing Liabilities	$24,885	$(17,204)	$7,681

Change in Net Interest Income	$44,471	$14,272	$58,743
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 21% for the nine months ended September 30, 2026 and September 30, 2025.
(3) Includes loans held for sale.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 and 2025

OVERVIEW

Net income available to common shareholders ("earnings") was $27.0 million, or $0.91 per diluted share, for the three months ended September 30, 2026, compared to $18.9 million, or $0.69 per diluted share, for the three months ended September 30, 2025. Excluding after-tax merger transaction related expenses, a non-GAAP measure, earnings were $22.5 million, or $0.82 per diluted share, for the three months ended September 30, 2025. Earnings for the three months ended September 30, 2026 increased $4.5 million, or $0.09 per diluted share, compared to adjusted earnings per share for the three months ended September 30, 2025, due to organic growth coupled with the overall impact of the acquisition of ESSA.

Annualized return on average equity was 12.09% and 10.05% for the three months ended September 30, 2026 and September 30, 2025, respectively. Excluding after-tax merger transaction related expenses, annualized return on average equity was 11.86% for the three months ended September 30, 2025. Annualized return on average tangible common equity, a non-GAAP measure, was 14.39% and 12.03% for the three months ended September 30, 2026 and September 30, 2025, respectively. Excluding after-tax merger transaction related expenses, annualized return on average tangible common equity was 14.33% for the three months ended September 30, 2025.

The Corporation's efficiency ratio was 58.21% and 64.56% for the three months ended September 30, 2026 and September 30, 2025, respectively, and 56.53% and 62.97%, respectively, on a fully tax-equivalent basis, a non-GAAP measure. Excluding merger and integration costs, the efficiency ratio on fully tax-equivalent basis was 57.67% for the three months ended September 30, 2025.

NET INTEREST INCOME

Net interest income was $76.3 million for the three months ended September 30, 2026, compared to $67.1 million for the three months ended September 30, 2025. When comparing the third quarter of 2026 to the third quarter of 2025, the increase in net interest income of $9.2 million, or 13.67%, was due to the impact of the acquisition of ESSA and growth in the Corporation's legacy loan portfolio.

Net interest margin was 3.89% and 3.69% for the three months ended September 30, 2026 and September 30, 2025, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.89% and 3.69% for the three months ended September 30, 2026 and September 30, 2025, respectively. Excluding the $2.7 million and $3.4 million in purchase accounting loan accretion realized in the third quarter of 2026 and third quarter of 2025, respectively, the net interest margin on a fully tax-equivalent basis for the three months ended September 30, 2026 and September 30, 2025, was 3.75%, and 3.50%, respectively.

The yield on earning assets of 5.85% for the three months ended September 30, 2026 decreased 11 basis points compared to the three months ended September 30, 2025. The decrease in yield during the third quarter of 2026 compared to the third quarter of 2025 was primarily attributable to lower average loan yields resulting from the Federal Reserve interest rate decreases during 2025.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $3.5 million and $2.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively.

Management believes the charges to the provision for credit losses for the three months ended September 30, 2026 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at September 30, 2026.

NON-INTEREST INCOME

Total non-interest income was $11.5 million for the three months ended September 30, 2026, compared to $10.6 million for the three months ended September 30, 2025. The year-over-year increase in non-interest income was primarily driven by increases in wealth and asset management fees, including the platform provider change transition fee, treasury management fees, and card processing and interchange income, partially offset by lower net realized and unrealized gains on equity securities and a decrease in net realized gains on available-for-sale securities.

NON-INTEREST EXPENSE

For the three months ended September 30, 2026, total non-interest expense was $51.1 million, compared to $50.2 million for the three months ended September 30, 2025. Excluding merger and integration costs, total non-interest expense for the three months ended September 30, 2025 was $46.0 million. Excluding merger and integration costs, the $5.1 million, or 11.09%, increase in non-interest expense compared to the three months ended September 30, 2025 was primarily attributable to personnel, software licensing expenses, higher core system volume-based fees, and other operating costs associated with the ESSA acquisition.

INCOME TAX EXPENSE

Income tax expense for the three months ended September 30, 2026 was $5.2 million, representing a 15.53% effective tax rate, compared to $5.5 million, representing a 21.51% effective tax rate, for the three months ended September 30, 2025.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2026 and 2025

OVERVIEW

Earnings were $80.2 million, or $2.69 per diluted share, for the nine months ended September 30, 2026, compared to $42.2 million, or $1.81 per diluted share, for the nine months ended September 30, 2025. Excluding after-tax merger transaction related expenses, a non-GAAP measure, earnings were $47.6 million, or $2.05 per diluted share, for the nine months ended September 30, 2025. Earnings for the nine months ended September 30, 2026 increased $32.6 million, or $0.64 per diluted share, compared to adjusted earnings for the nine months ended September 30, 2025, due primarily to the overall impact of the acquisition of ESSA.

Annualized return on average equity was 12.38% and 8.93% for the nine months ended September 30, 2026 and September 30, 2025, respectively. Excluding after-tax merger transaction related expenses, annualized return on average equity was 9.99% for the nine months ended September 30, 2025. Annualized return on average tangible common equity, a non-GAAP measure, was 14.84% and 10.13% for the nine months ended September 30, 2026 and September 30, 2025, respectively. Excluding after-tax merger transaction related expenses, annualized return on average tangible common equity was 11.42% for the nine months ended September 30, 2025.

The Corporation's efficiency ratio was 58.35% and 66.80% for the nine months ended September 30, 2026 and September 30, 2025, respectively, and 56.65% and 65.74%, respectively, on a fully tax-equivalent basis, a non-GAAP measure. Excluding merger and integration costs, the efficiency ratio on fully tax-equivalent basis was 62.68% for the nine months ended September 30, 2025.

NET INTEREST INCOME

Net interest income was $226.0 million for the nine months ended September 30, 2026, compared to $167.8 million for the nine months ended September 30, 2025. When comparing the nine months of 2026 to the nine months of 2025, the increase in net interest income of $58.2 million, or 34.70%, was primarily due to the acquisition of ESSA.

Net interest margin was 3.87% and 3.57% for the nine months ended September 30, 2026 and September 30, 2025, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.87% and 3.56% for the nine months ended September 30, 2026 and September 30, 2025, respectively. Excluding the $10.6 million and $3.4 million in purchase accounting loan accretion realized for the nine months ended September 30, 2026 and 2025, respectively, the net interest margin on a fully tax-equivalent basis was 3.69% and 3.49%, respectively.

The yield on earning assets of 5.86% for the nine months ended September 30, 2026 decreased 1 basis point compared to the nine months ended September 30, 2025. The decrease in yield compared to September 30, 2025 was attributable to Federal Reserve interest rate decreases since mid-September 2025 until the most recent Federal Reserve rate increase in September 2026, partially offset by growth in higher-yielding securities.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $6.2 million and $8.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Management believes the charges to the provision for credit losses for the nine months ended September 30, 2026 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at September 30, 2026.

NON-INTEREST INCOME

Total non-interest income was $32.8 million for the nine months ended September 30, 2026, compared to $28.1 million for the nine months ended September 30, 2025. This increase was primarily due to higher wealth and asset management fees, card processing and interchange income, and service charges on deposits, partially offset by lower pass-through income from small business investment companies ("SBICs").

NON-INTEREST EXPENSE

For the nine months ended September 30, 2026, total non-interest expense was $151.0 million, compared to $130.8 million for the nine months ended September 30, 2025. Excluding merger and integration costs, total non-interest expense for the nine months ended September 30, 2025 was $124.8 million. Excluding merger costs, the increase of $26.2 million, or 21.02%, compared to the nine months ended September 30, 2025 was primarily attributable to higher personnel, occupancy and facilities costs, software licensing expenses, increased core system volume-based fees, and other operating costs associated with the ESSA acquisition.

INCOME TAX EXPENSE

Income tax expense for the nine months ended September 30, 2026 was $18.1 million, representing a 17.84% effective tax rate, compared to $11.6 million, representing a 20.39% effective tax rate, for the nine months ended September 30, 2025.

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

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Calculation of merger transaction related expenses, net of tax (non-GAAP)(1):
Merger and integration costs - non deductible	$—	$1,570	$—	$2,897
			0
Merger and integration costs - deductible	—	2,586	—	3,144
Statutory federal tax rate	21%	21%	21%	21%
Tax benefit of merger and integration costs	—	543	—	660
Merger transaction related expenses - deductible, net of tax	—	2,043	—	2,484

Merger transaction related expenses, net of tax (non-GAAP)	$—	$3,613	$—	$5,381
(1) Merger transaction related expenses represent legal, advisory, severance, technology conversion, and other expenses directly related to the ESSA acquisition. Management believes exclusion of these non-recurring charges provides more meaningful period-over-period comparisons of operating performance.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Calculation of net income available to common (GAAP):
Net income	$28,061	$19,990	$83,401	$45,427
Less: preferred stock dividends	1,076	1,076	3,226	3,226
Net income available to common shareholders	$26,985	$18,914	$80,175	$42,201

Adjusted calculation of net income available to common (non-GAAP):
Net income available to common shareholders	$26,985	$18,914	$80,175	$42,201
Add: merger transaction related expenses, net of tax (non-GAAP)	—	3,613	—	5,381
Adjusted net income available to common shareholders (non-GAAP):	$26,985	$22,527	$80,175	$47,582

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)	(unaudited)
	September 30,	December 31,
	2026	2025
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$912,550	$872,127
Less: preferred equity	57,785	57,785
Common shareholders' equity	854,765	814,342
Less: goodwill and other intangibles	87,465	88,512
Less: core deposit intangible	30,646	33,693
Tangible common equity (non-GAAP)	$736,654	$692,137

Total assets	$8,385,117	$8,396,435
Less: goodwill and other intangibles	87,465	88,512
Less: core deposit intangible	30,646	33,693
Tangible assets (non-GAAP)	$8,267,006	$8,274,230

Ending shares outstanding	29,620,028	29,473,352

Book value per common share (GAAP)	$28.86	$27.63
Tangible book value per common share (non-GAAP)	$24.87	$23.48

Common shareholders' equity / Total assets (GAAP)	10.19%	9.70%
Tangible common equity / Tangible assets (non-GAAP)	8.91%	8.36%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026		2025
Calculation of efficiency ratio:
Non-interest expense	$51,104	$50,157	$150,999		$130,812
			32789
Non-interest income	$11,489	$10,566	$32,789		$28,081
Net interest income	76,305	67,129	225,972		167,757
Total revenue	$87,794	$77,695	$258,761		$195,838
Efficiency ratio	58.21%	64.56%	58.35%		66.80%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$51,104	$50,157	$150,999		$130,812
Less: core deposit intangible amortization	1,025	780	3,046		813
Adjusted non-interest expense (non-GAAP)	$50,079	$49,377	$147,953		$129,999

Non-interest income	$11,489	$10,566	$32,789		$28,081

Net interest income	$76,305	$67,129	$225,972		$167,757
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	2,217	1,737	6,573		4,652
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	3,010	2,453	8,978		6,575
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	77,098	67,845	228,377		169,680
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$88,587	$78,411	$261,166		$197,761

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	56.53%	62.97%	56.65%		65.74%

Adjusted calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Adjusted non-interest expense (non-GAAP)	$50,079	$49,377	$147,953		$129,999
Less: merger and integration costs (non-GAAP)	—	4,155	—		6,041
Adjusted non-interest expense (non-GAAP)	$50,079	$45,222	$147,953	$—	$123,958

Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$88,587	$78,411	$261,166		$197,761

Adjusted efficiency ratio (fully tax equivalent basis) (non-GAAP)	56.53%	57.67%	56.65%		62.68%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Calculation of net interest margin:
Interest income	$114,997	$108,645	$342,691	$276,795
Interest expense	38,692	41,516	116,719	109,038
Net interest income	$76,305	$67,129	$225,972	$167,757

Average total earning assets	$7,785,804	$7,221,656	$7,810,301	$6,286,016

Net interest margin (GAAP) (annualized)	3.89%	3.69%	3.87%	3.57%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$114,997	$108,645	$342,691	$276,795
Tax equivalent adjustment (non-GAAP)	474	314	1,366	838
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	115,471	108,959	344,057	277,633
Interest expense	38,692	41,516	116,719	109,038
Net interest income (fully tax equivalent basis) (non-GAAP)	$76,779	$67,443	$227,338	$168,595

Average total earning assets	$7,785,804	$7,221,656	$7,810,301	$6,286,016
Less: average mark to market adjustment on investments (non-GAAP)	(47,088)	(39,121)	(39,872)	(43,229)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$7,832,892	$7,260,777	$7,850,173	$6,329,245

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.89%	3.69%	3.87%	3.56%

Calculation of net interest margin, excluding purchase accounting loan accretion (fully tax equivalent basis) (non-GAAP)(1):
Net interest income (fully tax equivalent basis) (non-GAAP)	$76,779	$67,443	$227,338	$168,595
Less: purchase accounting loan accretion	(2,738)	(3,420)	(10,563)	(3,420)
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	$74,041	$64,023	$216,775	$165,175

Adjusted average total earning assets, net of mark to market (non-GAAP)	$7,832,892	$7,260,777	$7,850,173	$6,329,245
Adjusted net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.75%	3.50%	3.69%	3.49%
(1) Purchase accounting loan accretion represents income recognized on fair value adjustments to acquired loans.

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic earnings per common share computation:
Net income available to common shareholders	$26,985	$18,914	$80,175	$42,201
Less: net income available to common shareholders allocated to participating securities	225	149	715	345
Net income available to common shareholders allocated to common stock	$26,760	$18,765	$79,460	$41,856

Weighted average common shares outstanding, including shares considered participating securities	29,621	27,388	29,608	23,165
Less: average participating securities	233	209	255	166
Weighted average shares	29,388	27,179	29,353	22,999
Basic earnings per common share	$0.91	$0.69	$2.71	$1.82

Diluted earnings per common share computation:
Net income available to common shareholders allocated to common stock	$26,760	$18,765	$79,460	$41,856

Weighted average common shares outstanding for basic earnings per common share	29,388	27,179	29,353	22,999
Add: dilutive effect of stock compensation	145	101	137	76
Weighted average shares and dilutive potential common shares	29,533	27,280	29,490	23,075
Diluted earnings per common share	$0.91	$0.69	$2.69	$1.81

Adjusted basic earnings per common share computation (non-GAAP):
Net income available to common shareholders	$26,985	$18,914	$80,175	$42,201
Add: merger transaction related expenses, net of tax (non-GAAP)	—	3,613	—	5,381
Less: net income available to common shareholders allocated to participating securities	225	149	715	345
Less: adjustment to net income available to common shareholders allocated to participating securities for merger transaction related expenses, net of tax (non-GAAP)	—	28	—	39
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$26,760	$22,350	$79,460	$47,198

Weighted average common shares outstanding, including shares considered participating securities	29,621	27,388	29,608	23,165
Less: Average participating securities	233	209	255	166
Weighted average shares	29,388	27,179	29,353	22,999
Adjusted basic earnings per common share (non-GAAP)	$0.91	$0.82	$2.71	$2.05

Adjusted diluted earnings per common share computation (non-GAAP):
Adjusted net income available to common shareholders allocated to common stock (non-GAAP)	$26,760	$22,350	$79,460	$47,198

Weighted average common shares outstanding for basic earnings per common share	29,388	27,179	29,353	22,999
Add: dilutive effect of stock compensation	145	101	137	76
Weighted average shares and dilutive potential common shares	29,533	27,280	29,490	23,075
Adjusted diluted earnings per common share (non-GAAP)	$0.91	$0.82	$2.69	$2.05

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Calculation of return on average tangible common equity (non-GAAP):
Net income	$28,061	$19,990	$83,401	$45,427
Less: preferred stock dividends	1,076	1,076	3,226	3,226
Net income available to common shareholders	$26,985	$18,914	$80,175	$42,201

Average shareholders' equity	$920,710	$789,266	$900,500	$680,200
Less: average goodwill & intangibles	118,783	107,827	120,482	65,554
Less: average preferred equity	57,785	57,785	57,785	57,785
Average tangible common shareholders' equity (non-GAAP)	$744,142	$623,654	$722,233	$556,861

Return on average equity (GAAP) (annualized)	12.09%	10.05%	12.38%	8.93%
Return on average common equity (GAAP) (annualized)	12.41%	10.26%	12.72%	9.07%
Return on average tangible common equity (non-GAAP) (annualized)	14.39%	12.03%	14.84%	10.13%

Adjusted calculation of return on average equity (non-GAAP):
Net income	$28,061	$19,990	$83,401	$45,427
Add: merger transaction related expenses, net of tax (non-GAAP)	—	3,613	—	5,381
Adjusted net income (non-GAAP)	$28,061	$23,603	$83,401	$50,808

Average shareholders' equity	$920,710	$789,266	$900,500	$680,200

Adjusted return on average equity (non-GAAP) (annualized)	12.09%	11.86%	12.38%	9.99%

Adjusted calculation of return on average tangible common equity (non-GAAP):
Net income available to common shareholders	$26,985	$18,914	$80,175	$42,201
Add: merger transaction related expenses, net of tax (non-GAAP)	—	3,613	—	5,381
Adjusted net income available to common shareholders	$26,985	$22,527	$80,175	$47,582

Average tangible common shareholders' equity (non-GAAP)	$744,142	$623,654	$722,233	$556,861

Adjusted return on average tangible common equity (non-GAAP) (annualized)	14.39%	14.33%	14.84%	11.42%

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

	% Change in Net Interest Income
	September 30, 2026	December 31, 2025
+300 basis points	0.2%	1.6%
+200 basis points	0.6%	1.5%
+100 basis points	0.5%	1.0%
-100 basis points	(1.3)%	(1.8)%
-200 basis points	(1.2)%	(2.0)%
-300 basis points	(1.3)%	(2.8)%

At September 30, 2026, the Corporation has approximately $3.8 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

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

There was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation's common stock made by or on behalf of the Corporation for the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2026	—	$—	—	500,000
August 1 – 31, 2026	—	—	—	500,000
September 1 – 30, 2026	—	—	—	500,000
Total	—	$—	—	500,000
 (1) On May 12, 2026, the Board of Directors of the Corporation approved the Corporation’s 2026 Common Share Repurchase Program (the "Plan"), authorizing the repurchase from time to time by the Corporation of up to 500,000 shares of the Corporation’s common stock provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15,000,000. Pursuant to the Plan, repurchases of common stock, if any, are authorized to be made during the period beginning on June 10, 2026 (the expiration date of the Corporation’s 2025 Common Share Repurchase Program) through and including June 10, 2027 through open market purchases, privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, subject to compliance with any material agreement to which the Corporation is a party. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of September 30, 2026, there were 500,000 shares remaining for repurchase under the Plan.

Additionally, during the quarter ended September 30, 2026, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2025 Omnibus Incentive Plan.

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

The amount and timing of dividends are subject to the discretion of the Board of Directors and depends upon business conditions and regulatory requirements. The Board of Directors has the discretion to change the dividend at any time for any reason. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, the Corporation's financial condition and operating results and other factors, including applicable government regulations and policies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of the Corporation's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 4, 2026	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 4, 2026	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)